Form 10QSB
period 1999-06-30
D G JEWELLERY OF CANADA LTD
filed 1999-08-16
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                       Commission file number 001-146600

                           DG JEWELLERY OF CANADA LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

Ontario                                                                    N/A
-------                                                                    ---
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

1001 Petrolia Road
North York Ontario                                                      M3J2X7
------------------                                                      ------
(Address of principal executive offices)                            (Zip Code)

        (416) 665-8844 (Issuer's telephone number, including area code)
        --------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 12, 1999 was 6,363,530 shares.

      Transitional Small Business Disclosure Format (check one):

Yes |X|     No |_|

                           DG JEWELLERY OF CANADA LTD.
                  JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                Page Number

Item 1.   Financial Statements ...............................................2
Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................8

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................20
Item 4.   Submission of Matters to a Vote of Security Holders................20
Item 6.   Exhibits and Reports on Form 8-K...................................20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, DG Jewellery of Canada Ltd. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998 ..................................................1
        Consolidated Income Statements for the six and
          three months ended June 30, 1999 and 1998.....................2
        Consolidated Statements of Cash Flows
          for the six months ended June 30, 1999 and 1998.....................3
        Interim Consolidated Statements of Stockholders' Equity
          for the six months ended June 30, 1999 and 1998...............4
        Notes to Consolidated Financial Statements..........................5-8

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewellery of Canada Ltd.
Interim Consolidated Balance Sheets As of June 30, 1999 and December 31, 1998 (Amounts expressed in US dollars) (Unaudited)

                                                          June 30,  December 31,
                                                            1999        1998
                                                              $          $
ASSETS
CURRENT ASSETS

Cash                                                         68,253      305,784
Accounts receivable                                      21,936,083   17,647,428
Inventory                                                19,711,223   20,887,122
Cash surrender of life insurance (Note 2)                    58,167       57,232
Prepaid expenses and sundry assets                          249,953       25,845
                                                         ----------   ----------
                                                         42,023,679   38,923,411

PROPERTY, PLANT AND EQUIPMENT                             2,274,419    1,974,300

OTHER ASSETS (Note 3)                                     1,245,695    1,327,315

GOODWILL                                                  1,199,515    1,278,879
                                                         ----------   ----------
                                                         46,743,308   43,503,905

LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (Note 4)                               18,679,453   18,855,201
Accounts payable and accrued expenses                     2,620,558    5,016,172
Income taxes payable                                      1,994,277    2,209,470
Current portion of loans payable                            455,685      434,788
                                                         ----------   ----------
                                                         23,749,973   26,515,631

LOANS PAYABLE                                             2,186,283    2,695,835
                                                         ----------   ----------
                                                         25,936,256   29,211,466

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                   10,813,961    6,704,986
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 6)       132,375       55,501
RETAINED EARNINGS                                         9,860,716    7,531,952
                                                         ----------   ----------
                                                         20,807,052   14,292,439
                                                         ----------   ----------
                                                         46,743,308   43,503,905
                                                         ----------   ----------

D.G.Jewellery of Canada Ltd.
Interim Consolidated Statements of Operations
For the three and six months ended June 30, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)

                                                                          For the period ended June 30,
                                                                three months                     six months
                                                             $               $               $              $
                                                            1999            1998            1999           1998
SALES                                                     8,815,305       6,174,328      16,143,571      14,903,824

Cost of Sales                                             5,880,867       4,139,095      10,902,533      10,550,840

GROSS PROFIT                                              2,934,438       2,035,233       5,241,038       4,352,984
                                                          ---------       ---------       ---------       ---------

Other Income                                                     33              --              63              --

Gross earnings                                            2,934,471       2,035,233       5,241,101       4,352,984
                                                          ---------       ---------       ---------       ---------

EXPENSES

Selling                                                     453,413         573,321         877,761       1,196,838
General and administrative                                  314,189         310,319         649,457         713,955
                                                          ---------       ---------       ---------       ---------
                                                            767,602         883,640       1,527,218       1,910,793
                                                          ---------       ---------       ---------       ---------
Operating income                                          2,166,869       1,151,593       3,713,883       2,442,191
                                                          ---------       ---------       ---------       ---------

Interest expenses                                           360,504         398,713         599,320         718,002
Other expenses                                               94,645        (743,778)        272,973        (767,087)
                                                          ---------       ---------       ---------       ---------
                                                            455,149        (345,065)        872,293         (49,085)
                                                          ---------       ---------       ---------       ---------
Income before income taxes                                1,711,720       1,496,658       2,841,590       2,491,276
Provision for income taxes                                  408,960         295,159         512,826         495,658
                                                          ---------       ---------       ---------       ---------
Net income                                                1,302,760       1,201,499       2,328,764       1,995,618
                                                          ---------       ---------       ---------       ---------
Earnings per common share (Note 7)                             0.21            0.23            0.40            0.39
                                                          ---------       ---------       ---------       ---------
Earnings per common share assuming dilution (Note 7)           0.21            0.22            0.39            0.36
                                                          ---------       ---------       ---------       ---------
Average weighted number of shares
    Basic                                                 6,119,833       5,165,000       5,854,031       5,165,000
                                                          ---------       ---------       ---------       ---------
    Diluted                                               6,220,883       5,565,000       5,995,648       5,565,000
                                                          ---------       ---------       ---------       ---------

D.G.Jewellery of Canada Ltd.
Interim Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998 (Amounts expressed in US dollars) (Unaudited)

                                                                                  June 30,        June 30,
                                                                                    1999           1998
                                                                                     $              $
Cash flow from operating activities:

Net income                                                                        2,328,764      1,995,618
Adjustments to reconcile net income to net cash used in
 operating activities:
    Amortization                                                                    236,556        204,806
    Decrease (increase) in accounts receivable                                   (4,288,655)    (2,855,464)
    Decrease (increase) in inventory                                              1,175,899      1,698,240
    Decrease (increase) in cash surrender value of life insurance                      (935)       396,068
    Decrease (increase) in prepaid expenses and sundry assets                      (224,108)        (1,204)
    Increase (decrease) in accounts payable and accrued expenses                 (2,395,614)    (2,700,134)
    Increase (decrease) in income taxes                                            (215,193)       693,354
                                                                                  ---------      ---------
Total adjustments                                                                (5,712,050)    (2,564,334)
                                                                                  ---------      ---------
Net cash used in operating activities                                            (3,383,286)      (568,716)
                                                                                  ---------      ---------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                     (536,675)       (93,743)
    Purchase of goodwill                                                                 --             --
                                                                                  ---------      ---------
    Net cash used in investing activities                                          (536,675)       (93,743)
                                                                                  ---------      ---------

Cash flows from financing activities:
    Proceeds from bank indebtedness                                                (175,748)     4,104,122
    Proceeds from/(repayment of) loans payable                                     (488,655)    (3,475,119)
    Issuance of capital stock                                                     4,108,975        (24,121)
                                                                                  ---------      ---------
    Net cash provided by financing activities                                     3,444,572        604,882
                                                                                  ---------      ---------

  Effect of foreign currency exchange rate changes                                  237,858       (241,659)
                                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents                               (237,531)      (299,236)
Cash and cash equivalents
        Beginning of period                                                         305,784        361,347
                                                                                  ---------      ---------
        End of period                                                                68,253         62,111
                                                                                  ---------      ---------
Interest paid                                                                       599,320        718,002
                                                                                  ---------      ---------
Income taxes paid                                                                   227,423         50,000
                                                                                  ---------      ---------

D.G.Jewellery of Canada Ltd.
Interim Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                     Cumulative
                                      Common          Retained       Translation
                                       Stock          Earnings       Adjustments       Total
                                         $               $                $              $
Balance as of December 31, 1996             84       3,208,026         (44,711)      3,163,399
Common Stock Issued                  6,700,743                                       6,700,743
Foreign Currency Translation                                          (314,723)       (314,723)
Net income for the year                              1,045,234                       1,045,234
                                    ----------       ---------         -------      ----------

Balance as at December 31, 1997      6,700,827       4,253,260        (359,434)     10,594,653
Common stock issued                      4,159                                           4,159
Foreign Currency Translation                                           414,935         414,935
Net income for the year                              3,278,692                       3,278,692
                                    ----------       ---------         -------      ----------

Balance as at December 31, 1998      6,704,986       7,531,952          55,501      14,292,439
Common stock issued                  4,108,975                                       4,108,975
Foreign Currency Translation                                            76,874          76,874
Net incomse for the period                           2,328,764                       2,328,764
                                    ----------       ---------         -------      ----------
                                    10,813,961       9,860,716         132,375      20,807,052
                                    ==========       =========         =======      ==========

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidated Financial Statements Presentation

These Interim Consolidated Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual or Interim Financial Statements. These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated.

b) Principal Activities

The company was incorporated in Canada on October 18, 1979. The company is principally engaged in the production and trading of jewelry in Canada and the United States of America.

c) Cash and Bank Indebtedness

Cash and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carring amount approimates fair valur brcause of the short maturity of those instruments.

d) Other Financial Instruments

The carrying amount of the company's accounts receivable and approximate fair value because of the short maturity of these instruments.

e) Long-term Financial Instruments

The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

f) Inventory

Raw materials and work-in-process are valued at the lower of cost (first-in, first-out basis) or market.

Finished goods are valued at the lower of cost or market. Cost is calculated using selling price less normal gross margin.

g) Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are mainly depreciated on the declining balance basis over their estimated useful lives.

h) Goodwill

Goodwill is the excess of cost over the value of tangible assets acquired. It is amortized on the straight-line basis over 25 to 40 years.

i) Sales

Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers. Sales are translated to US dollars for reporting purposes only.

j) Foreign Currency Translation

The translation of the Interim Financial Statements from Canadian dollars ("CDN$") into United States dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

k) Use of Estimates

The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. CASH SURRENDER VALUE OF LIFE INSURANCE

The surrender value of cash insurance represents the value of life insurance policies of former directors of Aviv, Inc.

3. OTHER ASSETS

Other assets represent the value of a six year contract of a supplier and it is depreciated over the life of the contract.

4. BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 3/4% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the company and an assignment of key man life insurance of a director payable to the bank. The facility contains covenants specifying minimum and maximum financial ratios. The agreement contains restrictions on changes in ownership and line of business, on further encumbrances of assets and on the guarantees and other contingent liabilities.

5. CAPITAL STOCK

a) Authorized

            An unlimited number of common stock
            Issued

      Issued                                       June 30,        December 31,
                                                     1999              1998

6,330030 Common Stock                            $10,700,736       $ 6,591,761
      (5,168,000 in 1998)
 1,265,000 Warrants                                  113,225           113,225
                                                 -----------       -----------
                                                  10,813,961         6,704,986

b) Stock Option Plan

   1996 Plan - 500,000 authorized (all issued)
   1999 Plan - 500,000 authorized (all issued)
   1999 Plan - 500,000 authorized (0 issued)

6. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                    June 30,       December 31,
                                                     1999              1998
                                                       $                 $

Net Income                                         2,328,764         3,278,692
Other comprehensive income (loss):
    Foreign currency translation adjustments          76,874           414,935
                                                   ---------         ---------
                                                   2,405,638         3,693,627

The components of accumulated other comprehensive income (loss) are as follows:

Accumulated other comprehensive loss, December 31, 1996                (44,711)
Foreign currency translation adjustments for the year ended
    December 31, 1997                                                 (314,723)
                                                                      --------
Accumulated other comprehensive loss, December 31, 1997               (359,434)
Foreign currency translation adjustments for the year ended
    December 31, 1998                                                  414,935
                                                                      --------
Accumulated other comprehensive loss, December 31, 1998                 55,501
Foreign currency translation adjustments for the six months ended
    June 30, 1999                                                       76,874
                                                                      --------
Accumulated other comprehensive income, June 30, 1999                  132,375
                                                                      ========

7. NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including statements regarding the Company's expectations, liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998.

Revenues for the three months ended June 30, 1999 were $8.8 million, an increase of over 42% over the second quarter of 1998 revenues of $6.1 million. Year to date revenue for the period ended June 30, 1999 was $16.1 million, an increase of over 8% over the comparable six month period ended June 30, 1998. This increase reflects the success of our efforts to diversify the company's distribution channels and broaden our product lines. The largest growth came from the home shopping networks which now represent over one third of D.G.'s revenues.

Gross profit for the second quarter of 1999 was $2.9 million which is an increase of $900,000 (44%) over the second quarter of 1998. The year to date gross profit increased in 1999 by approximately $900,000 (20%) over the same period in 1998. This was mainly attributed to the increase in sales volume; gross profit also increased as a percentage of sales. For the quarter ended June 30, 1999 gross profit increased from 32.96% in 1998 to 33.29% in 1999. The year to date gross profit percentage increased from 32.96% in 1998 to 33.29% in 1999. The year to date gross profit percentage increased from 29.21% in 1998 to 32.47% in 1999.


Selling expenses decreased in the quarter by approximately $120,000 from $ 573,321 in 1998 to $453,413 in 1999 (20.9%). The decrease for the six months ended June 30, 1999 compared to the same period last year was approximately $319,000 or 26.6%.

Administrative expenses of $649,457 for the six months ended June 30, 1999 were 9.1% lower than the six months ended June 30, 1998. The savings occurred mostly in the first quarter of the year; they were approximately equal in the second quarters.

Interest expense decreased for the three months ended June 30, 1999 by approximately $40,000 as compared to the three months ended June 30, 1998. Interest expense decreased by approximately $120,000 for the six months ended June 30, 1999 as compared to the same period in the previous year. The decrease was due mainly to decreases in the operating line of credit due to cash inflows from accounts receivable in the first quarter and proceeds of the sale of shares in the second quarter.

As a result of the above factors, net income for the second quarter of 1999 increased by approximately 8.4% to $1,302,760 (16.7% and $2,328,764 year to date over 1998).

LIQUIDITY AND CAPITAL RESOURCES

The company had a net use of cash from operations of $3,383,286 for the six months ended June 30, 1999 mainly as result of higher accounts receivables and a reduction in accounts payables at the end of the period. The use of cash was reduced both by net income in the period and a decrease in inventories.

Capital spending increased for some equipment, but mainly because of two new computer systems (at D.G. Jewelry in Toronto and at Diamonair Inc. in New Jersey). These systems (hardware and software) are Y2000 compliant. A large portion of the capital spending will be converted to operating leases.

The company also received net proceeds from the issuance of capital stock. The main proceeds (approximately $3,745,000) came from the private placement in May, 1999 of 615, 385 shares. Other proceeds came from the exercise of stock options and the conversion of approximately $325,000 in loans payable to the former directors of Aviv Inc. through the issuance of 45,145 shares.

YEAR 2000 BUSINESS SYSTEM IMPLEMENTATION

As many computer systems and other equipment with embedded chips or processes (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result , business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. The company has committed to and is in the process of implementing a Y2K readiness program, with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly, well in advance of January 1, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company issued an aggregate of 615,385 shares in a private placement in May 1999 resulting in net proceeds of approximately $3,745,000. The Company also issued an aggregate of 45,145 shares in consideration for the conversion of approximately $325,000 in loans. The Company is utilizing the proceeds for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (A) Exhibits (Numbered In Accordance with Item 601 of Regulation S-B).

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBIT
--------------                                        ----------------------
                                                      Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DG JEWELLERY OF CANADA LTD.


Dated: August 13, 1999                     By: /s/ Gary Davis
                                              ----------------------------------
                                                   Gary Davis
                                                   Principal Accounting Officer