Form 10QSB
period 1999-09-30
D G JEWELLERY OF CANADA LTD
filed 1999-11-15
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                             Commission file number

                                D.G. JEWELRY INC.

        (Exact name of Small Business Issuer as Specified in Its Charter)

Ontario                                                       N/A
-------                                                       ---
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

1001 Petrolia Road                                          M3J2X7
North York Ontario                                          ------
------------------                                        (Zip Code)
(Address of principal executive offices)

         (416) 665-8844 (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /


         The number of shares outstanding of the registrant's Common Stock, $.0002 Par Value, on November 12, 1999 was 6,363,530 shares.

         Transitional Small Business Disclosure Format (check one):

Yes  X    No
   -----    -----

                          D.G JEWELLERY OF CANADA LTD.
                  JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Number                                                                                                          Page

Item 1.     Financial Statements ...........................................................................2
Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................8

                                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................20
Item 4.     Submission of Matters to a Vote of Security Holders............................................20
Item 6.     Exhibits and Reports on Form 8-K...............................................................20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, D.G. Jewelry Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


            Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 .....................1
            Consolidated Income Statements for the nine and
                 three months ended September 30, 1999 and 1998.............................................2
            Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1999 and 1998..................................... 3
            Interim Consolidated Statements of Stockholders' Equity
                 for the nine months ended September 30, 1999 and 1998......................................4
            Notes to Consolidated Financial Statements....................................................5-8

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewelry Inc.

Interim Consolidated Balance Sheets As of September 30, 1999 and December 31, 1998 (Amounts expressed in US dollars) (Unaudited)


                                                                         September 30,          December 31,
                                                                              1999                  1998
                                                                                $                     $
ASSETS
CURRENT ASSETS

Cash                                                                             67,823              305,784
Accounts receivable                                                          21,418,741           17,647,428
Other accounts receivable - related parties (Note 2)                          1,430,029                    0
Inventory                                                                    20,463,849           20,887,122
Cash surrender of life insurance (Note 3)                                        58,445               57,232
Prepaid expenses and sundry assets                                               68,882               25,845
                                                                             ----------           ----------
                                                                             43,507,769           38,923,411

PROPERTY, PLANT AND EQUIPMENT                                                 2,233,127            1,974,300

OTHER ASSETS (Note 4)                                                         1,148,775            1,327,315

INVESTMENT IN NETJEWELS.COM                                                     500,821                    0

GOODWILL                                                                      1,168,631            1,278,879
                                                                             ----------           ----------
                                                                             48,559,123           43,503,905
                                                                             ----------           ----------
LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (Note 5)                                                   19,504,472           18,855,201
Accounts payable and accrued expenses                                         4,160,797            5,016,172
Income taxes payable                                                          1,970,669            2,209,470
Current portion of loans payable                                                446,678              434,788
                                                                             ----------           ----------
                                                                             26,082,616           26,515,631




LOANS PAYABLE                                                                 1,691,348            2,695,835
                                                                             ----------           ----------
                                                                             27,773,964           29,211,466


SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 6)                                                       10,632,316            6,704,986
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 7)                            32,054               55,501
RETAINED EARNINGS                                                            10,120,789            7,531,952
                                                                             ----------           ----------
                                                                             20,785,159           14,292,439
                                                                             ----------           ----------
                                                                             48,559,123           43,503,905
                                                                             ----------           ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Operations
For the three and nine months ended September, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)


                                                                          For the period ended September 30,
                                                                    three months                     nine months

                                                               1999             1998           1999             1,998
                                                                 $                $              $                  $
                                                                 -                -              -                  -
SALES                                                        6,974,520        11,613,903      23,118,091       26,517,727

Cost of Sales                                                4,519,246         9,238,851      15,421,779       19,789,691

GROSS PROFIT                                                 2,455,274         2,375,052       7,696,312        6,728,036
                                                             ---------         ---------       ---------        ---------

Other Income                                                    12,444         1,003,005          12,507        1,003,005

Gross earnings                                               2,467,718         3,378,057       7,708,819        7,731,041
                                                             ---------         ---------       ---------        ---------
EXPENSES

Selling                                                        353,868           835,676       1,454,568        1,907,167
General and administrative                                     443,612           508,501         883,280        1,178,904
                                                             ---------         ---------       ---------        ---------
                                                               797,480         1,344,177       2,337,848        3,086,071
                                                             ---------         ---------       ---------        ---------
Operating income                                             1,670,238         2,033,880       5,370,971        4,644,970
                                                             ---------         ---------       ---------        ---------
Interest expenses                                              506,207           252,948       1,105,527        1,105,081
Other expenses                                                  76,558         1,063,137         336,381          330,818
Loss on investment - NETJEWELS                                 500,822                 0         500,822                0
                                                             ---------         ---------       ---------        ---------
                                                             1,083,587         1,316,085       1,942,730        1,435,899
                                                             ---------         ---------       ---------        ---------




Income before income taxes                                     586,651           717,795       3,428,241        3,209,071
Provision for income taxes                                     350,024            88,453         862,850          584,111
                                                             ---------         ---------       ---------        ---------
Net income                                                     236,627           629,342       2,565,391        2,624,960

Earnings per common share (Note 8)                                0.04              0.12            0.43             0.51
                                                             ---------         ---------       ---------        ---------
Earnings per common share assuming dilution (Note 8)              0.04              0.11            0.41             0.46
                                                             ---------         ---------       ---------        ---------
Average weighted number of shares
    Basic                                                    6,374,197         5,165,000       6,027,419        5,165,000
                                                             ---------         ---------       ---------        ---------
    Diluted                                                  6,498,773         5,565,000       6,244,624        5,665,000
                                                             ---------         ---------       ---------        ---------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998 (Amounts expressed in US dollars) (Unaudited)


                                                                                         September 30,         September 30,
                                                                                             1999                   1998
                                                                                               $                      $
Cash flow from operating activities:

Net income                                                                                 2,565,391             2,624,960
Adjustments to reconcile net income to net cash used in operating activities:
    Amortization                                                                             395,477               280,652

    Decrease (increase) in accounts receivable                                            (5,201,342)           (4,209,827)
    Decrease (increase) in inventory                                                         423,273              (766,562)
    Decrease (increase) in cash surrender value of life insurance                             (1,213)              391,345
    Decrease (increase) in prepaid expenses and sundry assets                                (43,037)              (53,773)
    Increase (decrease) in accounts payable and accrued expenses                            (855,375)             (357,506)
    Increase (decrease) in income taxes                                                     (238,801)             (420,543)
                                                                                          ----------            ----------
Total adjustments                                                                         (5,521,018)           (5,136,214)
                                                                                          ----------            ----------
Net cash used in operating activities                                                     (2,955,627)           (2,511,254)
                                                                                          ----------            ----------

Cash flows from investing activities:

    Purchases of property, plant and equipment                                              (365,516)             (107,702)
    Purchase of goodwill                                                                           0                     0
    Investment in NETJEWELS.COM                                                             (500,821)                    0
                                                                                          ----------            ----------
    Net cash used in investing activities                                                   (866,337)             (107,702)
                                                                                          ----------            ----------

Cash flows from financing activities:

    Proceeds from bank indebtedness                                                          649,271             6,059,736
    Proceeds from/(repayment of) loans payable                                            (1,004,487)           (3,477,496)




    Issuance of capital stock                                                              3,927,330               (58,571)
                                                                                          ----------            ----------
    Net cash provided by financing activities                                              3,572,114             2,523,669
                                                                                          ----------            ----------
  Effect of foreign currency exchange rate changes                                            11,889              (214,949)

                                                                                          ----------            ----------
Net increase (decrease) in cash and cash equivalents                                        (237,961)             (310,236)
Cash and cash equivalents
        Beginning of period                                                                  305,784               361,347
                                                                                          ----------            ----------
         End of period                                                                        67,823                51,111
                                                                                          ----------            ----------
Interest paid                                                                              1,105,527             1,105,081
                                                                                          ----------            ----------
Income taxes paid                                                                            227,423                50,000
                                                                                          ----------            ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                                            Cumulative
                                              Common                    Retained            Translation
                                               Stock                    Earnings            Adjustments              Total
                                                 $                          $                    $                      $

Balance as of December 31, 1996                      84                 3,208,026              (44,711)            3,163,399
Common Stock Issued                           6,700,743                                                            6,700,743
Foreign Currency Translation                                                                  (314,723)             (314,723)
Net income for the year                                                 1,045,234                                  1,045,234
                                             ----------                ----------               ------            ----------
Balance as at December 31, 1997               6,700,827                 4,253,260             (359,434)           10,594,653
Common stock issued                               4,159                                                                4,159
Foreign Currency Translation                                                                   414,935               414,935
Net income for the year                                                 3,278,692                                  3,278,692
                                             ----------                ----------               ------            ----------
Balance as at December 31, 1998               6,704,986                 7,531,952               55,501            14,292,439
 Common stock issued                          3,927,330                                                            3,927,330
Foreign Currency Translation                                                                   (23,447)              (23,447)
Net income for the period                                               2,588,838                                  2,588,838
                                             ----------                ----------               ------            ----------
                                             10,632,316                10,120,790               32,054            20,785,160
                                             ----------                ----------               ------            ----------
                                             ----------                ----------               ------            ----------

 a) Basis of Consolidated Financial Statements Presentation

These Interim Consolidated Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual Interim Financial Statements.

 These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. The investment in NETJEWELS.COM is accounted for based on the equity method.

b)  Principal Activities

The company was incorporated in Canada on October 18, 1979. The company is principally engaged in the production and trading of jewelry in Canada and the United States of America.

c)  Cash and Bank Indebtedness

Cash and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

 d)  Other Financial Instruments

The carrying amount of the company's accounts receivable approximates fair value because of the short maturity of these instruments.

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

Leasehold improvements are amortized on the straight-line basis over the terms of the lease.

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

2. OTHER ACCOUNTS RECEIVABLE - RELATED PARTIES

The amount represents accounts receivable from NETJEWELS.COM, INC. in which the Company has a 50% ownership.

3. CASH SURRENDER VALUE OF LIFE INSURANCE

 The cash surrender value of life insurance represents the value of life insurance policies of former directors of Aviv, Inc.

4. OTHER ASSETS

 Other assets represent the value of a six year contract of a supplier and it is depreciated over the life of the contract.

5.  BANK INDEBTEDNESS

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

6.  CAPITAL STOCK

a)  Authorized

                   An unlimited number of common stock

                   Issued


      Issued                                        September 30,             December 31,
                                                       1999                       1998

 6,377,530 Common Stock                              10,519,091                6,591,761
      (5,168,000 in 1998)
 1,265,000 Warrants                                     113,225                  113,225
                                                     ----------                ---------
                                                     10,632,316                6,704,986



b)  Stock Option Plan

1996 Plan - 500,000 authorized (all issued)
1998 Plan - 500,000 authorized (all issued)
1999 Plan - 500,000 authorized (45,000 issued)

7. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                                  September 30,           December 31,
                                                                                       1999                    1998
Net Income                                                                           2,565,391                3,278,692
Other comprehensive income (loss):
       Foreign currency translation adjustments                                        (23,447)                 414,935
                                                                                     ---------                ---------
                                                                                     2,541,944                3,693,627


The components of accumulated other comprehensive income (loss) are as follows:

Accumulated other comprehensive loss, December 31, 1996                                                          (44,711)
Foreign currency translation adjustments for the year ended

    December 31, 1997                                                                                           (314,723)
                                                                                                                 -------
Accumulated other comprehensive loss, December 31, 1997                                                         (359,434)
Foreign currency translation adjustments for the year ended

    December 31, 1998                                                                                            414,935
                                                                                                                 -------
Accumulated other comprehensive loss, December 31, 1998                                                           55,501
Foreign currency translation adjustments for the nine months ended
 September 30, 1999                                                                                              (23,447)
                                                                                                                  -------
Accumulated other comprehensive loss, September 30, 1999                                                          32,054

8.  NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.

9. CHANGE OF NAME

The Company changed the name from "D.G. Jewellery of Canada Ltd." to "D.G. Jewelry Inc." effective July 29, 1999.

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

Results of Operations

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine
 Months Ended September 30, 1998.

Revenues for the three months ended September 30, 1999 were 6.9 million, or approximately a 40% decrease over the third quarter of 1998 revenues of 11.6 million. Year to date revenue for the period ended September 30, 1999 decreased by approximately 12% over the same period in 1998. This decrease was the result of a few factors: timing differences in sales, a decision to opt for a more select customer base, with a higher gross profit margin, and managements' extended efforts to launch NETJEWELS.COM.

Gross profit for the third quarter of 1999 was 2.5 million which is an increase of 80,000 (3.3%) over the third quarter of 1998. The year to date gross profit increased in 1999 by approximately 1 million (14%) over the same period in 1998. This was attributed to the increase in gross profit as a percentage of sales to a more select customer base. For the quarter ended September 30, 1999 gross profit increased from 20.45% in 1998 to 35.2% in 1999. The year to date gross profit percentage increased from 25.37% in 1998 to 33.29% n 1999.

Selling expenses decreased in the quarter by approximately 480,000 from 835,676 in 1998 to 353,868 in 1999 (over 57%). The decrease for the nine months ended September 30, 1999 compared to the same period last year was approximately 450,000 or 24%.

Administrative expenses of 883,280 for the nine months ended September 30, 1999 were approximately 25% lower than the nine months ended September 30, 1998.

The increase in interest expense for the three months ended September 30, 1999 was approximately 250,000. The increase was due mainly to increases in the operating line of credit due to larger accounts receivable and inventory levels and payments made on accounts payable. The interest expense was approximatelly equal for the nine months ended September 30, 1999 as compared to the same period in the previous year.

The Company posted a loss on investment of 500,822 which reflects 50% of NETJEWELS.COM.'s loss.

As a result of the above factors, net income for the third quarter of 1999 decreased by approximately 62% to 236,627.

Liquidity and Capital Resources

The net cash used in operating activities increased by approximately 400,000 for the nine months ended September 30, 1999 over September 30, 1998.

The principal use of cash was traced to mainly to an increase in accounts receivable and a decrease in accounts payable. This was partially offset by a decrease in inventory levels.

The cash flow from bank financing decreased by approximately 5.5 million as at September 30, 1999 compared to the previous period in 1998. The Company repaid approximately 2.5 million less in loans.

The company also received proceeds from the issuance of capital stock. The main prodeeds (approximately 3,745,000) came from the private placement in May, 1999 of 615, 385 shares. Other proceeds came from the exercise of stock options and the conversion of approximately 325,000 in loans payable to the former directors of Aviv Inc. through the issuance of 45,145 shares.

YEAR 2000 BUSINESS SYSTEM IMPLEMENTATION

As many computer systems and other equipment with embedded chips or processes (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. The company has committed to and is in the process of implementing a Y2K readiness program, with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly, well in advance of January 1, 2000.

PART 11  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             The Company is not party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate of 615,385 shares in a private placement in May 1999 resulting in net proceeds of approximately 3,745,000. The Company also issued an aggregate of 45,145 shares in consideration for the conversion of approximately 325,000 in loans. The Company is utilizing the proceeds for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On July 20, 1999, the Company held its Annual Meeting of Stockholders. At such meeting the Company's Board of Directors for the ensuring year were elected, the appointment of Schwartz, Levitsky, Feldman, LLP, Charter of Accounting approved. The 1999 Stock Option Plan was ratified and the change of the Company's name to D.G. Jewelry Ltd. was approved.

b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to management's nominees as listed in the Proxy Statements and all of such nominees was elected.

c) Each director nominee received 3,816,258 votes for approval and 3,000 shares against. The Ratification of the independent accountants was approved by 3,813,258 votes and 6,000 abstained. The 1999 Stock Option Plan was approved by 3,794,658 votes, 21,100 voted against and 3,500 abstained. The name change was approved by 3,817,458 votes, 800 voted against and 1,000 abstained.

ITEM 5.  OTHER INFORMATION

             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (A) Exhibits (Numbered In Accordance with Item 601 of Regulation
S-B).

EXHIBIT NUMBER                                    DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
                                               Financial Data Schedule

            (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                   SIGNATURES

             Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1999                          D.G.Jewelry Inc.
                                                  by: /s/ Gary Davis,
                                                  Principal Accounting Officer