Form 10-K
period 1999-12-31
D G JEWELLERY OF CANADA LTD
filed 2000-04-13
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 001-15279

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


Province of Ontario                                                n/a
-------------------                                               -----
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1001 Petrolia Road
Toronto, Ontario, Canada                                         M3J  2X7
(Address of principal executive offices)                        (Zip Code)

       (416) 665-8844 (Registrant's telephone number, including area code)
        --------------

      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------
None.

          Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, no par value                     Nasdaq National Market System

Common Stock Purchase Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 2000 was $13,133,072.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's Common Stock, no Par Value, on March 31, 2000 was 6,434,530 shares.

         Documents incorporated by reference: None

                                D.G. JEWELRY INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                       PART I

Item 1.           Business........................................................................................1
Item 2.           Properties.....................................................................................10
Item 3.           Legal Proceedings..............................................................................11
Item 4.           Submission of Matters to Vote of Security Holders..............................................11

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matter ..........................12
Item 6.           Selected Financial Data........................................................................15
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................16
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................20
Item 8.           Financial Statements and Supplementary Data....................................................21
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosures...................................................................................21

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................22
Item 11.          Executive Compensation.........................................................................23
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................31
Item 13.          Certain Relationships and Related Transactions.................................................33

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................35

Signatures.......................................................................................................36


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy, (ii) the Company's expansion plans and (iii) the Company's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

EXCHANGE RATE DATA

             We maintain our books of account in Canadian dollars, but have provided the financial data in this Form 10-K in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and our audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-K, unless otherwise indicated, are to United States dollars.

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On March 31, 2000, the exchange rate was Cdn$1.4494 per US$1.00.


Year Ended December 31,                   1994          1995         1996          1997           1998            1999
-----------------------                   ----          ----         ----          ----           ----            ----
Rate at end of period                  $0.7143       $0.7353      $0.7299        $0.6991         $0.6532        $0.6929
Average rate during period              0.7299        0.7299       0.7353         0.7223          0.6745         0.6730
High                                    0.7092        0.7009       0.7212         0.6945          0.7061         0.6929
Low                                     0.7642        0.7533       0.7526        0.77493          0.6376         0.6582

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS


             We are primarily engaged in the design, manufacture, merchandising and distribution of stone-set jewelry for department stores, mass merchants, catalogue showrooms, television shopping networks and other high volume retailers and major discounters. We also take advantage of non-traditional wholesale distribution outlets such as Internet wholesale advertising services, liquidation operations, and consumer product rental companies.

             We believe we have established ourselves as a low-cost, high-volume and quality manufacturer in the value priced jewelry market. Our primary competitive advantage, particularly for the DG division, is our innovative manufacturing methods which allow for substantially reduced costs per unit, provide substantial capacity and better quality, and require minimal skilled labor. Our merchandising strategy also involves the design of products that we believe will continually appeal to the mass market. We also assist our customers in creatively merchandising our jewelry to encourage impulse purchases.

             Our operations are divided into three divisions. The "DG division" manufactures and distributes value priced stone-set rings and other jewelry products. We have operated the DG division in Canada for 31 years. The "Aviv" division manufactures and assembles bridal jewelry. We acquired Aviv in February 1998, effective June 1, 1997. The "Diamonair" division assembles and distributes jewelry, primarily set with synthetic stones. We acquired Diamonair in November 1997.

             Growth has been achieved by providing our customers with quality and service and in recent years through our manufacturing process, which enables us to provide our customers with value priced stone- set mass appeal jewelry at lower cost than many of our competitors. We maintain long-standing relationships with Canadian customers such as Reed's Jewellers, the Twain Group, Zellers, Inc. and The Shopping Channel. In the last four years, we have also focused on the much larger American market. The DG division established a United States sales office in Tampa, Florida and currently sells products to customers such as Wal-Mart, Value Vision International Inc., Suarez Corporation, which is a direct mail order company, and others, including Zales Corporation, the largest jewelry retailer in the United States. We have also utilized strategic acquisitions to increase our presence in the United States. Diamonair's customers include Finlay Fine Jewelry Corp, which operates leased fine jewelry departments in department stores for retailers such as May Department Stores and Federated Department Stores. Aviv sells to Zales Corporation and Finlay Jewelry Corp., as well as many independent jewelers in the United States. In 1999, approximately 69.7% of our sales were in the United States, as compared to 81% and 63% in 1998 and 1997, respectively.

Business Strategy

             We believe that our business strategy is enabling us to become a leader in the value priced, stone- set jewelry market. We believe that our business strategy allows us to leverage the expertise and customer base we have established in the Canadian market to increase sales in the much larger markets of the United

States. We also believe that we can increase sales of our other products, including bridal jewelry, by integrating our divisions. Our primary business strategies are as follows:

Capitalize on Our Manufacturing Processes

             Our manufacturing process allows us to produce mass quantities of stone-set, value priced jewelry. We are able to offer quality products to our customers at prices that are competitive with or lower than our competitors offering similar goods, while maintaining adequate profit margins. Management believes that our manufacturing process produces goods that are superior to comparably priced goods produced by competitors. We believe that these advantages will allow for continued growth in market share of value priced jewelry.

Integrate the Aviv and Diamonair Acquisitions

             We completed both the Aviv and Diamonair acquisitions in 1997. Although the DG division manufactures products for Diamonair, the three divisions' operations have not been fully integrated. We continue to review the Aviv and Diamonair product lines to determine how to continue to manufacture more of their product lines with our manufacturing process. We have begun to utilize each division's distribution lines and customers to promote and "cross-sell" the products of the other divisions. We believe that we will continue this cross-promotion to increase the rate of penetration of our products into the U.S. markets.

Extend Customer Base and Utilize Non-traditional Distribution Lines such as the Internet

             While we have developed a broad customer base, we currently target our marketing efforts towards large retailers, such as department stores, mass merchandisers, television shopping networks, catalogue showrooms and other discount stores, whose overall share of retail jewelry sales is expected to increase. These customers typically require a high level of service, and we seek to build long-term relationships by making it convenient and cost-effective for these customers to rely on us for essential services such as product design, inventory control and delivery.

             We also sell our products through non-traditional wholesale distribution outlets such as Internet wholesale advertising services, liquidation operations and consumer product rental companies. In 1998 and 1999, we entered into agreements to sell our products on or through Bid.com, U-Bid, Amazon.com, Lycos, Go2Net, Egghead, Shop at Home and others. Management believes that our products are ideal for many of these non-traditional outlets, which usually feature moderate and lower priced products. These agreements have been assigned to NetJewels.com, Inc. which is 50% owned by us and 50% owned by two sons of Jack Berkovits. See "Certain Transactions." D.G is the sole supplier to NetJewels.com, Inc.

Maintain a Broad Product Mix

             We maintain a broad product mix so that we can meet the varying needs of our customers, who range from discount stores such as Wal-Mart, Inc. to department stores such as Saks Fifth Avenue. This also enables us to supply each customer with a number of different styles of each product, which jewelry retailers generally like to have in stock. The DG division, Aviv and Diamonair currently offer our customers approximately 6,000, 5,000 and 700 styles of rings, respectively. We also offer our customers over 1,000 other products, the majority of which consist of pendants and earrings.

             We attempt to provide our customers with rings and other jewelry products that incorporate traditional styles and designs. While we regularly update our product lines and offer new products, we seek to avoid designs incorporating fashion trends that are expected to have short life cycles. This approach enables us and our customers to avoid accumulating obsolete inventory. Additionally, we can create specially designed products in response to requests or pictures submitted to us by our customers. This variety and flexibility allows us to meet a wide variety of our customers' jewelry needs.

Acquisitions and Joint Ventures

             We have utilized the Aviv and Diamonair acquisitions to increase the rate of our penetration into the U.S. jewelry markets. Each acquisition also broadened our product line and increased the number of customers that we work with, creating cross-selling opportunities. Although we have no current plans or potential targets, we may make additional acquisitions of manufacturers or distributors of complementary jewelry products in the future, if such potential targets offer strategic opportunities for us as a whole.

             We also intend to use strategic partnerships and joint ventures to create additional revenue and to create opportunities for the sale of our products.

Marketing

             We maintain sales offices at our Toronto headquarters, at the Aviv manufacturing and office facility in Houston, Texas, at the Diamonair offices in Cedar Knolls, New Jersey and in Tampa, Florida. Our sales staff promote our products to a wide range of customers via existing relationships, trade shows and product presentations.

             We seek to provide value priced, quality products. Price and quality are of particular importance in the jewelry market because, except at the highest end of the market, advertising and brand name recognition are minimal. We believe that our manufacturing process allows us to provide our customers DG division products at prices that are competitive with or lower than our competitors' products. Similarly, the incorporation of DG division products and manufacturing into Diamonair has allowed for competitive pricing of that division's products. The Aviv products, which usually are made of more expensive metals and contain more expensive stones, are also competitively priced when compared with goods of similar quality. Marketing of Aviv products is aided by Aviv's specialization in bridal jewelry, which allows Aviv's sales people to focus their marketing efforts on certain market segments.

             Often, retail stores are provided pre-arranged presentation trays. These trays usually contain our most popular styles in common sizes. We believe that these trays make it convenient and cost effective for retail stores to display and promote our products. We believe that retail store operators who utilize these pre- arranged presentation displays, which may include point-of-purchase displays, will elicit impulse purchases of our products because the styles are familiar to customers and are priced at attractive levels. Aviv also utilizes independent sales representatives, who promote Aviv's products to smaller retail outlets.

             Management emphasizes maintaining and building upon our relationships with existing customers. We provide specialized support services to our customers, including bar-coding and drop shipping to individual customer locations, as well as central distribution centers. Further, in order to fill customer orders more quickly and effectively we have implemented an electronic data interchange program pursuant to which we electronically receive purchase orders from participating customers and electronically transmit to the customers order acknowledgments, invoices and advance shipping notices. The electronic data interchange link and other support options, in management's opinion, assures an ongoing business relationship. We believe these specialized services, which are particularly important in marketing to large retailers, enhance our ability to attract and retain customers.

             Although our sales are generally non-refundable, we may accept returns of certain items in order to maintain customer goodwill and as part of promotional programs. Returns of products are not significant and generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. We have not yet experienced any difficulty in reselling returned merchandise.

             In 1997, we began listing excess inventory on an Internet wholesale commerce web site. We intend to continue this practice because it provides an inexpensive method for disposing of excess inventory on terms favorable to us.

Customers

             We maintain a broad base of customers concentrated in four major jewelry segments: (i) department stores such as Sears Roebuck, J.C. Penney and Saks Fifth Avenue (our products are also sold in certain Federated Department Stores and May Department Stores through, Finlay Fine Jewelry Corp., an operator of jewelry boutiques within other department stores); (ii) specialty markets, such as The Shopping Channel (Canada), ValueVision; and (iii) jewelry chain stores such as Zales Corporation, Gordons, Freidmans and others and (iv) mass merchandisers such as Zellers, Inc. and Wal-Mart. We generally do not sell pursuant to any formal or long-term contracts, although we do have a long-term supply agreement with Zellers, Inc.

             For the year ended December 31, 1999, two major customers accounted for approximately 43% of sales. For the year ended December 31, 1999, ValueVision accounted for 27% of sales and Diamante accounted for 16% of sales. No other customer accounted for more than 10% of sales for the year ended December 31, 1999. For the year ended December 31, 1998, three major customers accounted for approximately 36% of sales. For the year ended December 31, 1998 , Value Vision accounted for approximately 21% of sales. Other than ValueVision, no customer accounted for more than 10% of sales in the year ended December 31, 1998. The loss of any of these customers or a significant reduction in their orders would have an adverse effect on D.G. Jewelry Inc.

Product and Design

             We seek to provide our customers with a broad selection of jewelry products that incorporate traditional styles and designs. We seek to avoid designs incorporating fashion trends which are expected to have short life cycles. This approach enables us and our customers to avoid accumulating obsolete inventory. Additionally, producing a greater quantity of a particular product results in a more efficient manufacturing process.

             However, we regularly update our product lines and offer new products. We maintain a staff of model makers/designers who develop new designs based on research of the market and surveying stores, catalogues and industry publications to determine current trends. Additionally, we can create specially designed products in response to requests or pictures submitted to us by our customers. New product design prototypes are created, and after evaluation, the final product design is produced.

             A principal goal of our design program is to maximize the perceived value of our products through design and manufacturing innovations that enhance the appearance of the jewelry without causing corresponding increases in product costs. This design approach assists us in producing quality products reflecting general consumer tastes. D.G. Jewelry Inc., particularly the D.G. division and Diamonair, seeks products, not as fashion leaders or faddish styles, but of enduring styles that encourage moderately priced impulse purchases.

             Rings account for approximately 90% of our sales by units sold and dollar revenue. The D.G. division currently offers approximately 6,000 styles of rings. The rings are moderately priced and the average wholesale price of the rings is approximately $150.00. The retail price of the D.G. division's better selling products ranges from $30.00 to $600.00, although some products can cost as much as $1,000. The rings are made principally in 10 karat gold. Our products contain a variety of stones classified as diamonds, precious (e.g., rubies, sapphires, emeralds), semi-precious (e.g., garnet, topaz, amethyst, aquamarine, opal) or synthetics (e.g., cubic zirconia, spinel). The use of stones increases average unit sales price and results in greater margins. Additionally, the inclusion of stones creates a greater margin flexibility to insulate us from fluctuation in the value of gold. The D.G. division manufactures a number of rings with multiple stones because management believes our manufacturing process allows us to produce multiple stone items at a cost lower than our competitors.

             Aviv offers approximately 5,000 rings, most of which are intended to be used as wedding or engagement rings. Aviv's rings are made up of precious metals, including 22 karat gold and platinum. The average wholesale price of the Aviv products is $700.00. The retail price of Aviv's better selling products range from between $500.00 and $1,500.00. Some of Aviv's diamond rings are sold for more than $5,000.

             Diamonair offers approximately 700 rings, primarily adorned with cubic zirconia stones. Although many of Diamonair's products are made of precious metals, the Diamonair products are generally lower priced goods. The average wholesale price of Diamonair's products is $100. The retail price of Diamonair's better selling products ranges from $50 to $500. We are planning to introduce other stones, which may include gem stones as well as other synthetic stones into the Diamonair products.

             We, through each of our three divisions, offer approximately 1,000 earrings and pendants. Many of these products are manufactured through our manufacturing process, which allows us to produce these items at costs which are competitive with or less than our competitors. We also design earrings and pendants to match some of our rings so that the products can be sold as a set.

Manufacturing Process

             Our manufacturing process is a special process for producing a high-volume of low-cost multi- stone rings. Our manufacturing process provides us with a current estimated manufacturing capacity of approximately 20,000 rings per week. This process is utilized at the Toronto facility for the DG division product line and certain Diamonair products. The Toronto facility is presently producing an average of approximately 4,000 rings per week, but sometimes producing as much as 20,000 rings in a week. We believe that our manufacturing capabilities distinguish us from most of our competitors and enable us to produce very competitively priced, quality and consistent products satisfying our customers' demands for mass merchandising.

             Our manufacturing process combines modern technology, mechanization and hand craftsmanship to produce fashionable and moderately priced jewelry. Our manufacturing operations involve combining pure gold with other metals to produce 10 and 14 karat gold, manufacturing cast jewelry, and finishing operations such as cleaning, polishing, diamond-cutting, engraving, plating and other jewelry work. We utilize the lost-wax/cast-in-place method of jewelry manufacturing to produce high-quality gold rings, earrings, pendants and bracelets. This is based on an investment casting process used in the jewelry manufacturing industry. It entails creating wax duplicates of the items which are encased in a plaster mold. The plaster is hardened in an oven while the heat melts away the wax, leaving a hollow mold pre-set with stones in place. The mold is injected with metal, in effect reverse-mounting the stones in the jewelry. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled with the retailer's price tag and bar codes and shipped. This process allows unskilled labor with virtually no training to set as many as 8,000 stones per day per stone setter. This compares to the normal setting process of a skilled setter, setting up to 150 stones per day, at a cost of up to $1.00 per stone or more. However, the percentage savings are far more significant when the intrinsic values which make up the jewelry item are lower. This is so because the greater the labor factor in the product's cost structure, the greater the percentage savings when such labor factor is reduced.

             Many of the D.G. division's manufacturing personnel are paid on a piece-work basis. Management believes this basis provides incentive to maximize productivity while at the same time, it provides us accuracy in cost accounting. Our strict quality control guidelines ensure that quality is not sacrificed for productivity. We use a bar-coded tracking system for all inventory in process. When a job bag is transferred from one employee to another, it is automatically electronically "wanded" (UPC bar coded for number of units, style, and other pertinent customer information) into that employee's custody. This has the effect of assigning responsibility for the inventory. It also causes the recipient employee to verify quality of the product prior to his or her commencement of work, in effect, policing the prior person's work product. If the previous employee's work product was substandard, the recipient would return the job to production control who would require the previous employee to correct the work product with no compensation. Otherwise, the recipient would have to correct the product at no additional compensation and would further make the recipient's work more difficult as well as delaying his or her production. Therefore, the system is self policing.

             These significant savings allow us to produce jewelry that previously did not warrant large labor costs and, accordingly have not been produced by anyone else. Specifically, multi-stone sterling silver products are now produced en masse to retail at prices geared to mass merchandiser's "customers" profiles. These products sell in a range from $9.99 to $49.97 retail, and project a quality and perceived value of several times that amount. Management believes the jewelry industry has avoided producing this type of product since the sterling silver metal value and the synthetic stone values did not warrant increased labor costs. Our reduced labor costs enables us to produce these products profitably.

             Currently, manufacturing and other operations for the Aviv product line are accomplished at our facility in Texas. The lease to this factory was assigned to D.G. Jewelry Inc. in connection with the acquisition of Aviv. This six year old facility produces an average weekly volume of 600 rings and management believes its current facilities have the capacity to produce approximately 4,500 rings per week.

             Diamonair primarily purchases products from the D.G. division and other manufacturers in a finished condition. However, Diamonair does do some assembly, repair and packaging of its products from its facility in Cedar Knolls, New Jersey.

             The manufacturing process in the jewelry industry results in great volumes of gold scrap. We have strict controls to minimize waste. Management believes that our manufacturing processes reduce the handling of the end jewelry product and accordingly, the quantity of jewelry scrap is greatly reduced. The scrap in the form of chips, filings, grindings and sweepings, are recovered by us and sent to refiners to recover the gold. Our recovery from refiners in 1998 and 1999 were 4,774 ounces or approximately $1,406,029 and 6,757 ounces or approximately $1,942,912, respectively.

Supply

             We purchase our gold from banks, gold refiners and commodity dealers. Management believes this arrangement is sufficient to meet our current requirements. Gold acquired for manufacture is at least .995 fine and is combined with other metals such as silver, copper, nickel and zinc, to produce 10,14,18, or 22 karat gold of different colors. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). These alloys are in abundant supply and are readily available to us. Other precious and semi-precious stones are available from many suppliers in Canada and the United States.

             The world's supply of diamonds comes primarily from De Beers Consolidated Mines, Limited, a South African company. The continued availability of diamonds to the jewelry industry is dependent, to some degree, on a continual supply from De Beers Consolidated Mines, Limited. While several other countries are major suppliers of diamonds, in the event of an interruption of supply from South Africa, the Jewelry industry, as a whole, could be adversely effected, which could impact the supply of diamonds to us.

             We do not presently engage in hedging activities with respect to possible fluctuations in the prices of precious, semi-precious gemstones or metals. We believe the risk of price fluctuations can be mitigated by changes in the prices we charge our customers, which we have historically done in response to such fluctuations. However, there can be no assurance that a downward trend in the prices of stones or metals would not have a material adverse impact on the valuation of our inventories or that an increase in prices would not make it more difficult or costly for us to acquire inventory.

             We purchase our supplies and raw materials from a variety of suppliers and we do not believe the loss of any of the suppliers would have a material effect on our business. Alternative sources of supply for raw materials for production of jewelry are readily available.

             We carefully inspect all materials sent and received from outside suppliers, monitor the location and status of all inventory, and have strict internal control procedures of all jewelry as it proceeds through the manufacturing process. A complete audited physical inventory of gold, silver and gemstones is taken at our manufacturing and administrative facilities on an annual basis, in addition to other physical inventories during the year. We employ an agency to provide a security staff and have various security procedures in the hiring of personnel as well as internal-security procedures regulating employee conduct.

Insurance

             We maintain primary all-risk insurance to cover thefts and damage to inventory located on our premises. We also maintain insurance covering thefts and damage to the inventory we own which is located off-site. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold supplied by us. We maintain fidelity insurance which provides coverage against theft or embezzlement by our employees. Additionally, we maintain director's and officer's liability insurance in the amount of Cdn$15,000,000.

Competition

             The jewelry manufacturing industry is highly competitive, and our competitors include domestic and foreign jewelry manufacturers and wholesalers and importers who may operate on a national, regional and local scale. The primary competitive factors are price, design, quality, customer service and established customer relationships.

             The diverse distribution channels in which we market our products frequently involve different competitive factors. The ability to provide specialized services is a particularly important competitive factor in our sales to certain large retailers such as mass merchandisers, discount stores and warehouse clubs. Product availability and the ability to offer consistent product quality at competitive prices tend to be the key competitive factors to the customer segments which we serve. Some of our competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by us more difficult. We believe that the recent trend towards consolidation at the retail level in the jewelry industry will increase the level of competition in the markets in which we compete.

             In Canada, management believes we have two primary competitors, A&A Jewelry of Scarborough, Ontario and Finecraft Industries Limited. A&A Jewelry of Scarborough, Ontario is one of Canada's largest jewelry manufacturers. It manufactures both casted ring products and stamped gold earrings and pendants, and its sales are both in Canada and the United States. Finecraft Industries Limited is another major Canadian manufacturer, which also imports from the Far East.

             In the United States, the market, although highly fragmented, does contain a number of major competitors many of whom import much of their product from the Far East and many of whom sell higher priced items. The United States competitors include M. Fabrikant & Sons, Inc., Samuel Aaron Inc., Simon

Golub, PAJ, Inc., Nissko Jewellery Trading, World Pacific Products, Andel, Andin International Inc., Oroamerica, Inc., Dalow Industries and Michael Anthony Jewelers Inc.

Patents and Trademarks

             We have received trademarks of certain product names and for patents on approximately 300 Aviv product designs. These trademarks and patents are not economically material to us.

             We do not have, nor do we rely, on patents to establish or protect our market position. We have not applied for patent protection of our manufacturing processes to avoid disclosing our unique application, modification and improvements relating to certain basic processes known in the industry. Further, we cannot be assured that the process which we believe is proprietary would qualify for a patent, and if a patent would be granted, there is no assurance as to the extent of its enforceability. There can be no assurance that competitors will not be able to imitate our manufacturing processes, which could have a material adverse effect on our business.

The New York Gold and Diamond Exchange

             As part of the acquisition of Aviv, we acquired the New York Gold and Diamond Exchange, a retail store. New York Gold and Diamond Exchange is located in a 1,500 square foot area of the Aviv facility in Houston, Texas. New York Gold and Diamond Exchange sells the products of Aviv and other manufacturers and offers us an excellent opportunity to profitably dispose of excess inventory of Aviv products.

Employees

             At March 31, 2000, we employed 215 persons on a full-time basis, including approximately 174 engaged in manufacturing and distribution, 13 salespeople, 21 general and administrative and 7 executives, each of whom performs various other functions such as sales and marketing.

             We have no unions and believe we have an excellent relationship with our employees.

Environmental Compliance

             Certain of the manufacturing processes utilized by us require the use of chemicals and other hazardous materials. We have an ongoing compliance program to ensure that our manufacturing processes are in compliance with environmental rules and regulations.

Seasonality

             Retail sales of jewelry are generally weighted to the fourth quarter. For most manufacturers these sales patterns reflect a business that tends to fall one-third in the first half of the year with the remaining two-thirds in the second half of the year. Our sales in the first half of 1999 represented approximately 45% of total revenues.

         While our sales are subject to seasonal fluctuations, these fluctuations are mitigated to a degree by the early placement of orders by many of our customers, particularly for the Christmas holiday season. Further, management believes that our sales and those of our customers are not as seasonally effected as most competitor's sales because many of our products are lower priced goods designed for mass merchandising, which generate year round impulse purchases. In addition, we do not expect to be as effected because of our revenues from alternative customers such as television shopping networks and sales over the Internet.

ITEM 2.         PROPERTIES

         Our executive and administrative offices and primary manufacturing and marketing facilities are located in a recently renovated 23,000 square foot facility in Toronto, Ontario. This facility is leased from 1001 Petrolia Road Limited Partnership, the general partner being 1013418 Ontario Inc. Jack Berkovits, Chairman, CEO and President of D.G. Jewelry Inc. is the sole shareholder, officer and director of the general partner, 1013418 Ontario Inc. The lease is a 10 year net, net lease and expires January 31, 2005. Annual lease payments are $110,886, increasing each year by the greater of $.37 a square foot or the percentage increase in the Consumer Price Index for the Municipality of Metropolitan Toronto. Real estate taxes, utilities, maintenance and insurance cost us approximately $97,000 for the 12 months ended December 31, 1999. Management is of the opinion that the terms of the lease are as favorable as could be obtained from unaffiliated third parties. See "Certain Transactions."

         The general partnership, 1013418 Ontario Inc, of which Mr. Berkovits is the sole shareholder, officer and director, originally obtained a $660,000 five year mortgage on the property from the Canadian Imperial Bank of Commerce in 1993. At December 31, 1999, the mortgage was $566,064. The loan bears interest at 7.8% and was renewed in October 1998 for an additional five years. We are a guarantor of this mortgage. A second mortgage was obtained to secure our financing facilities with The Bank of Nova Scotia.

         Effective as of June 1, 1997, we entered into a sublease for the 25,000 square foot manufacturing and office facility in Houston, Texas from which Aviv, Inc. had operated prior to its acquisition. The sublease is to terminate on the earliest of (i) May 30, 2003, (ii) four months after we give notice, or (iii) upon termination of the primary lease on the property. The primary lease is not due to terminate until March 2014, although it is terminable by the landlord upon certain events, such as the failure of the tenant to pay rent. We pay annual rent of $130,484. We use the Houston facility primarily for the manufacturing and storage of the Aviv products, as well as sales, design and administrative offices. Also located at the Houston facility is our retail store, which occupies approximately 1,500 square feet.

         Effective as of November 21, 1997, we entered into a sublease for the 7,880 square foot facility in Cedar Knolls, New Jersey that Litton Systems had used to operate Diamonair prior to its acquisition. We have the option, upon thirty days notice, to reduce the total area which it occupies and receive a proportionate reduction in rent so long as we occupy at least 5,000 square feet. The sublease was renewed on November 20, 1999 for a further one-year period to November 1, 2000 with an option to extend to November 1, 2001. We pay annual rent of $84,789. We use the facility for the assembly and storage of Diamonair products, as well as sales, design and administrative offices.

         We believe that our facilities are adequate for our current operating levels and presently foreseeable growth

ITEM 3.           LEGAL PROCEEDINGS

         In August 1999, Engex, Inc. commenced a suit in the United States District Court, Southern District of New York alleging breach of contract and fraud. The complaint seeks damages the plaintiff alleges to be in excess of $2,000,000. D.G. disputes the claims and the parties are proceeding with discovery.

         In January 2000, Haymarket LLC commenced an action in the Supreme Court of the State of New York, County of New York and seeking undetermined damages. The complaint alleges that D.G breached the terms of a Purchase Agreement entered into by the parties. D.G. disputes the claims and is proceeding with discovery.

         On August 13, 1997, L. Luria & Son, Inc., a customer of DG Jewelry, commenced a Chapter 11 bankruptcy action in the United States Bankruptcy Court in the Southern District of Florida. The Trustee in Bankruptcy is seeking to recover preferential transfers of approximately $133,857. The Trustee alleges, among other claims, that certain payments were fraudulent conveyance. We believe the allegations are without merit and intend to vigorously defend our position. The outcome of the litigation can not be presently determined. D.G. was never properly served with the summons and complaint in this bankruptcy litigation and plaintiff's counsel failed to provide us with any proof that the Court has continued to extend the time in which service on D.G. was to have been made.


         Other than the above, the Company is not involved in any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not required.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the initial public offering of our common stock on April 17, 1997, our common stock and warrants were traded on the Nasdaq SmallCap Market under symbols "DGJL." and "DGJW, respectively. On May 27, 1999, our common stock began trading on the Nasdaq National Market System. Prior to April 1997, there was no market for our shares of common stock. There is no non-United States trading market for our securities and there is no limitation on non-Canadians owning shares of our common stock.

         The following table sets forth the high and the low sales prices for our common stock during each quarter for the last two fiscal years through the first quarter of fiscal 2000.

                                                           Common Stock
                                                           ------------
                                                  High                  Low
                                                  ---------------------------
Fiscal 1998
First Quarter                                     3 5/8                 1 3/4
Second Quarter                                    4 5/8                 3 1/8
Third Quarter                                     5 1/2                 1 7/8
Fourth Quarter                                    9 7/16                4 1/2

Fiscal 1999
First Quarter                                     9 7/16                4 1/2
Second Quarter                                    8 1/2                 5 5/8
Third Quarter                                     8 1/16                4 3/8
Fourth Quarter                                    5 3/86                2 7/8

Fiscal 2000
First Quarter                                     3 15/16               3.00

         As of March 31, 2000, there were 17 shareholders of record and approximately 800 beneficial owners.

         On March 31, 2000, the last sale price of our common stock as reported on the Nasdaq National Market System was $3 7/16.

                                 DIVIDEND POLICY

         The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon our earnings, capital and legal requirements and financial condition and such other factors that the board of directors deems relevant. For the foreseeable future, we intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

                            DESCRIPTION OF SECURITIES

General

             The following description of the material terms of the common stock is subject to the Ontario Business Corporation Act, 1982 and to the provisions contained in D.G. Jewelry Inc.'s articles of incorporation and by-laws, as amended.

Common Stock

             We are authorized to issue an unlimited number of shares of common stock, no par value per share, of which as of the date of this filing 6,434,530 shares of common stock are issued and outstanding. All outstanding shares of common stock are validly authorized, issued, fully paid, and non-assessable.

             The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of common stock are entitled to receive ratably dividends as may be declared by the board of directors out of funds legally available therefor. In the event of our liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all assets remaining, if any, after payment of liabilities. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

             Pursuant to the Ontario Business Corporation Act, a shareholder of an Ontario Corporation has the right to have the corporation pay the shareholder the fair market value for his shares of the corporation in the event such shareholder dissents to certain actions taken by the corporation such as amalgamation or the sale of all or substantially all of the assets of the corporation and such shareholder follows the procedures set forth in the Ontario Business Corporation Act.

Warrants

             Pursuant to the initial public offering in April 1997 and a private placement in May 1999, we have issued an aggregate of 1,547,308 warrants to purchase our common stock.

              1,265,000 warrants were issued in the initial public offering and pursuant to a warrant agreement between D.G. Jewelry Inc. and American Stock Transfer & Trust Company, the warrant and transfer agent. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $6.25 per share, subject to adjustment in accordance with the anti-dilution and other provisions referred to below. These warrants are exercisable from April 17, 1998 until April 16, 2002. None of these warrants have been exercised as of the date hereof.

             Such warrants may be redeemed by us at any time after April 17, 1998, at a redemption price of $.10 per warrant, on not less than 30 days' prior written notice to the holders of such warrants, provided that the closing high bid price of the common stock on Nasdaq, or the last sale price per share of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.38 per share, subject to adjustment) of the exercise price of the warrants for a period of 15 consecutive trading days ending on the fifth day prior to the date the notice of redemption is given. Holders of warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption. The exercise price of these warrants should in no event be regarded as an indication of any future market price of the securities offered hereby.

             The exercise price and the number of shares of common stock purchasable upon the exercise of these warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassification of the common stock. The warrants do not confer upon the holders any voting or any other rights as shareholders of D.G. Jewelry Inc.

             We have agreed to pay Joseph Dillon & Company a fee of five percent of the exercise price of each warrant exercised, a portion of which fee may be allowed to the dealer who solicited the exercise. As of the date of this prospectus, we have not paid Joseph Dillon & Company any commissions.

             In connection with our initial public offering we issued to the underwriters 110,000 warrants to acquire 110,000 shares of common stock at $9.90 per share and/or 110,000 warrants at an exercise price of $0.165. This warrant expires in April 2002.

             In May 1999, 172,308 warrants were issued to investors in a private placement offering. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $8.13 per share, subject to adjustment in accordance with the anti-dilution and other provisions referred to below. These warrants are exercisable from May 1999 until May 2004.

             The exercise price and the number of shares purchasable upon the exercise of these warrants are subject to adjustment upon the occurrence of certain events, including stock splits, stock dividends, combinations or reclassifications of the common stock. These warrants do not confer upon the holders any voting or any other rights as the shareholders of D.G. Jewelry Inc.

             The holders of these warrants have the option to pay the exercise price in cash or pursuant to a cashless exercise.

             None of these warrants have been exercised as of the date of this prospectus.

Transfer Agent

             The transfer agent of our shares of common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. American Stock Transfer & Trust Company also acts as the warrant agent for our warrants.

ITEM 6.      SELECTED FINANCIAL DATA

             The following summary financial information for the fiscal years 1999, 1998 and 1997 have been derived from the audited financial statements of the Company percent are percent of Net Sales.

             The following selected statement of operations data is for the period from January 1, 1997 through December 31, 1999. The selected balance sheet data is for the period from January 1, 1997 through December 31, 1999. The statement of operations and balance sheet data is derived from our financial statements and the related notes included elsewhere in this prospectus audited by Schwartz Levitsky Feldman, Certified Accountants. Our books and records are maintained in Canadian Dollars, but our auditors have reconciled such financial data to United States dollars and the financial statements contained herein have been prepared in accordance with generally accepted accounting principles in the United States. All information should be read in conjunction with our consolidated financial statements and the notes which are attached hereto.


                                                     Year ended, December 31,
                                            1997                 1998                1999
                                            ----                 ----                ----
                                                 (in thousands except per share data)
Statement of Operations Data:
Revenue                                   $22,128             $35,350             $35,414
Gross profit                                6,450              11,495              13,059
Net income                                  1,045               3,279               1,000
Net income per share - diluted               0.22                0.59                0.16


                                                    Year ended, December 31,
                                            1997                 1998                1999
                                            ----                 ----                ----
                                                 (in thousands except per share data)
Balance Sheet Data:
Working capital                           $10,235             $13,735             $20,049
Total Assets                               34,283              43,504              51,199
Long-term debt                              2,865               2,696               2,202
Total liabilities                          23,688              29,211              31,112
Shareholders' equity                       10,595              14,292              20,086


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. See "Special Note Regarding Forward- Looking Statements."

         Our future success as a manufacturer and distributor of value-priced, stone-set jewelry will be influenced by several factors including technological developments in the mass production of jewelry, our ability to efficiently meet the design and production requirements of our customers, and the market acceptance of our jewelry. Further factors impacting our operations are increases in expenses associated with continued sales growth, our ability to control costs, management's ability to evaluate the public's tastes and orders to target satisfactory profit margins, the ability to develop and manage the introduction of new designed products, and competition. Quality control is also essential to our success, since customers demand compliance with design and product specifications and consistency of production.

         In connection with our initial public offering we issued to the underwriters warrants to acquire 110,000 shares of common stock at $9.90 per share and 110,000 shares warrants at an exercise price of $0.165. This warrant expires April 2002.

         Our utilization of our high-volume manufacturing techniques sometimes results in excess inventories. In the past, we either sold these excess inventories in lots at prices which usually resulted in losses of our investment in labor and overhead and without recovering our full cost of stones, or our internally recycled the metal and most stones by disassembling the product, re-melting the gold or silver and removing the stones. This recycling resulted in additional incurred labor and overhead costs. Once Diamante established its factory outlet stores, it provided us with an opportunity to sell our excess inventories on more favorable terms. By selling to Diamante, we avoid the costs and losses that we had incurred in the past and we are afforded a more advantageous method of dealing with our excess inventories. We are the primary supplier of products to Diamante and our account receivable from Diamante is fully secured by all the assets of Diamante, which security interest has been pledged by us to The Bank of Nova Scotia for our financing facilities. In addition, we perform certain administrative functions for Diamante.

         Generally, we do not provide products pursuant to long-term contracts. We have an exclusive jewelry supply contract with Zellers, Inc. of Canada that, pursuant to its terms, is to terminate in December 2004. Sales to Zellers Inc. of Canada were $1.6 million in 1996, $550,000 in 1997, $1,814,000 in 1998 and
$862,526 in 1999.

         On November 21, 1997, we acquired substantially all of the assets of the wholesale jewelry division of Litton Systems, Inc., which division had operated under the trade name Diamonair, for approximately $5.8 million. The acquisition was accounted for using the purchase accounting method. In accordance with the purchase accounting method, Diamonair's results have been included in our consolidated financial statements since the acquisition date.

         Sales of Diamonair products in 1999 on a non-consolidated, unaudited basis were $6.4 million and the profit margin was approximately 49%. Diamonair purchased products from approximately 25 suppliers. We have consistently increased the amount of Diamonair products manufactured by us using our manufacturing process thus increasing consolidated gross margins. We have increased sales of Diamonair products by introducing the Diamonair products into the distribution lines used by the D.G. division and the Aviv division.

         On February 10, 1998, we completed our acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997.

         Of Aviv's total sales of approximately $6.7 million, approximately $1.2 million were attributable to the New York Gold and Diamond Exchange, a retail store at Aviv's facilities in Houston, Texas. The profit margin on Aviv's sales were approximately 21% for the year ended December 31, 1999. We do not anticipate that the cost of many of the Aviv products will be reduced significantly by our manufacturing process. Aviv's products generally are made with more expensive metals and stones than our other products. Therefore, savings in the manufacturing process do not result in unit cost reductions that are material in relation to the total price of the Aviv jewelry. We also intend to increase sales of Aviv products by introducing the Aviv products to the distribution lines used by the D.G. division and Diamonair division.

         We continuously review our administrative costs to determine if there are areas where expenses could be reduced through further integration and consolidation of the acquisitions. Although we expect to achieve some level of consolidation, these potential cost reductions are limited in many areas because
(i) operating in the United States and Canada limits the advantages of consolidating certain accounting and human resources functions and (ii) management believes that maintaining the existing Aviv and Diamonair sales offices and manufacturing facilities will be beneficial for maintenance of those divisions' existing customer relationships and will increase our opportunities in the United States.

         Fluctuations in the Canadian dollar against other currencies, especially the U.S. dollar, may have a material effect on our results of operations. A substantial portion of our sales and purchases are set in U.S. dollars or are influenced by local currency against the U.S. dollar. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and currently do not a have a policy relating to hedging.

Results of Operations

Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

         Sales for fiscal 1999 were $ 35,414,133 as compared to $ 35,350,022 for the year ended December 31, 1998. The modest increase in sales is the result of Management's decision to decrease sales to some accounts that carried a lower than targeted gross profit. As a result, the cost of sales decreased by approximately $ 1.5 million as compared to the previous fiscal year and the gross profit increased by 4.36% (From 32.52% in 1998 to 36.88% in 1999). Operating expenses decreased to $3,940,668 for the year ended December 31, 1999 from $ 4,912,686 for the year ended December 31, 1998. This resulted from a more efficient use of the Company's selling and administrative personnel including the apportionment of some staff costs to the Company's 50% owned internet subsidiary, NetJewels.com, Inc. and others. Operating expenses represented 11.13% of revenues in Fiscal 1999 compared to 13.9% in Fiscal 1998. Other income recorded in Fiscal 1998 was primarily the result of the Zellers settlement. There was no other income in Fiscal 1999.

         Interest expenses decreased by approximately $ 29,000. Other expenses decreased by approximately $ 730,000. Most of the difference is attributable to a decrease in bad debt expenses.

         Operating income for the year was $ 9,117,969 or $ 1.44 per share as compared to $ 7,664,397 or $ 1.38 per share on a fully diluted basis in 1998. The number of shares outstanding in 1999 (on fully diluted basis) were 6,343,662, as compared to 5,558,341 in Fiscal 1998.The Company decided to write-off intangible assets including: goodwill ($146,449), the entire balances of waxes, moulds and leasehold improvements ($1,836,288) and the unamortized value of a supply contract which runs until December, 2004 ($1,369,748). The Company reserved fully against the receivable from its 50% owned subsidiary, NetJewels.com, Inc. in the amount of $ 2,063,100. The total unusual write-offs amounted to $ 5,415,585.

         As a result, income before income taxes was $1,553,482 compared to $4,756,061, a decrease of $3,202,579. Income taxes decreased by $924,115, from $1,477,369 in Fiscal 1998 to $553,254 in Fiscal 1999. Net income was $1,000,228 in 1999 as compared to net income of $3,278,692 in 1998.

Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

         Sales for the year ended December 31, 1998 increased by $13,222,199 compared to the year ended December 31, 1997. This increase of 59.8% was a result of the successful integration of the Aviv and Diamonair acquisitions, as well as the increase in revenues from alternative customers, such as ValueVision. Gross profit increased by $5,044,889 and represented 32.5% of sales as compared to 29.1% in the year ended December 31, 1997. Operating expenses increased to approximately $4,912,686 for the year ended December 31, 1998 compared to $3,651,550 for the year ended December 31, 1997. Operating expenses represented 13.9% of revenues in the year ended December 31, 1998 compared to 16.5% in the year ended December 31,1997. This improvement was the result of our ability to control general and administrative costs which were only partially offset by increases in selling expenses.

         Interest expenses increased by approximately $998,000 as a result of increased financing to service our growth. Other expenses increased by $698,525 from $389,533 to $1,088,058 primarily as a result of the Zellers Inc. of Canada's settlement. We had other income of $1,082,239 in the year ended December 31, 1998, primarily as a result of the settlement with Zellers Inc. Canada.

         Income before income taxes was $4,756,061 compared to $1,586,657, an increase of $3,165,404 or approximately 200%. As a result of the higher income, income taxes increased from $541,423 to $1,477,369 in the year ended December 31, 1998. Net income was $3,278,692 in the year ended December 31,1998 as compared to net income of $1,045,234 in the year ended December 31, 1997. This was an increase of 214%.

Liquidity and Capital Resources

         In April 1997, we completed an initial public offering in which we sold 1,265,000 shares of common stock and 1,265,000 warrants to purchase common stock. We realized net proceeds of $6.7 million from this offering. We may realize additional proceeds from the exercise of the warrants, although there can be no assurance that such warrants will be exercised.

         We currently have an operating line of credit with The Bank of Nova Scotia in the amount of $20.8 million subject to certain margin requirements. The amount available to us is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $10.0 million. We utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

         Our borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at March 30, 2000 amounted to 7.75%. Interest on any borrowings is payable monthly. We are in full compliance with all of the banking covenants (including the financial covenants and ratios) and are required to report to our bankers on a monthly basis.

         Our obligations under the revolving credit facility are secured by a security interest on all of our assets, guaranteed by Diamante, a jewelry retail chain owned by one of our Vice Presidents and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to us, which mortgage we have guaranteed.

         For the year ended December 31, 1999, we generated cash from operating activities of $1.2 million; accounts receivable increased by $5.3 million and inventory increased by $1.1 million.

         Our accounts receivable net of allowances for doubtful accounts as of December 31, 1999 was $24.1 million, or 68% of revenue for the year ended December 31, 1999. Accounts receivable is such a large percentage of sales because (i) accounts receivable include a 7% goods and services tax and a 10% federal excise tax on most Canadian sales, which taxes are not included in sales, and (ii) sales volume is generally higher in the fourth quarter and some customers do not pay us for goods until after the holiday selling season.

         Our inventory as of December 31, 1999 was $23.3 million, or 66% of revenue for the year ended December 31, 1999. Inventory is such a large percentage of sales because the inventory reflects needs for all three divisions for their anticipated expansion and growth in 2000.

         At December 31, 1999, we had loans outstanding to our principal shareholder, Jack Berkovits, of $1.9 million which bear interest at 11.6% per annum.

         In May 1999, we issued 615,385 shares of common stock and an aggregate of 172,308 warrants exercisable at $8.13 per share in connection with a private placement offering. The exercise price of the warrants is subject to adjustment in certain circumstances. These warrants are exercisable from May 1999 until May 2004. We issued 615,385 shares of common stock to Haymarket, LLC, 110,769 warrants to purchase common stock to Haymarket, LLC, and 61,539 warrants to purchase common stock to Oscar Gruss & Son.

         We are be required to issue additional shares of our common stock to cover any potential adjustment in the amount of shares of common stock purchased in the May private placement offering. Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and us, the number of shares purchased by Haymarket, LLC will be adjusted to reflect a reset in the purchase price of the shares acquired according to the following terms: (i) the reset price of the shares will be the average of the lowest twelve bid prices of our common stock during the applicable reset period (as defined below); (ii) the number of shares of common stock to be issued upon the expiration of each of the two reset periods will be calculated by the following formula: (307,692.5 (1/2 the number of shares purchased)) x (1,500,000 x 115% - the average of the lowest twelve bid prices of our common stock during the applicable reset period) / (the average of the lowest twelve bid prices of our common stock during the applicable reset period); and (iii) there will be two reset periods, each reset period consisting of thirty trading days. We have not issued any additional shares required to be issued pursuant to the agreeement. See "Legal Proceedings."

         Pursuant to the terms of the Common Stock Purchase Agreement, we have the option to sell, and Haymarket, LLC has agreed to buy, up to a maximum of $2,000,0000 worth of our common stock. The number of shares acquired by Haymarket, LLC will be calculated according to the following formula: (the dollar amount of the shares we have an option to issue (up to a maximum of $2,000,000 worth)) / ($3,000,000 / 100% of the bid price of the shares of our common stock on the trading day immediately preceding the date of the purchase of the additional shares). The issuance of the additional shares will occur on the earlier of (a) November 13, 1999 or (b) 20 days after the expiration of the second reset period. We are required to exercise our option to sell the additional shares within 20 days after the earlier of (a) or (b). We did not exercise the option.

         We anticipate that cash flow from operations, as well as borrowings available under our existing credit line will be sufficient to satisfy our credit needs for the next twelve months. In addition, we may sell equity securities to raise additional capital as needed.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE MARKET RISK

         Not Applicable.

ITEM 8.            FINANCIAL STATEMENTS

         The financial statements are included at the end of this Annual Report on Form 10-K at the pages included below.

                                                                                                               Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors................................................................................F - 1

Consolidated Balance Sheets as at December 31, 1999 and 1998 .................................................F - 2

Consolidated Statements of Income for the
         years ended December 31, 1999, 1998 and 1997.........................................................F - 4

Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997.....................................................F - 5

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997.....................................................F - 7

Notes to Consolidated Financial Statements....................................................................F - 8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

                                                                                                     Position Held
                  Name                          Age                  Position with the                   Since
                                                                          Company
Samuel J. Berkovits.....................          48        Chairman of the Board,                      1979
                                                            CEO and President
Gary Davis..............................          52        Vice President-Finance,                     1987
                                                            Chief Financial Officer,
                                                            Controller, Treasurer,
                                                            Secretary
Leonard Fasullo.........................         59         Vice President-Production                   1989
Meyer Feiler............................         47         Director                                    1998
Theodore L. Bonsignore..................         53         General Manager,                            1998
                                                            Diamonair, Director
Ronald Rutman...........................         47         Director                                    1999

         Samuel Jacob "Jack" Berkovits has served as our President and a Director since 1979. He is a founding member of the Jeweler's Vigilance Committee (Canadian Jeweler's Association) and is active in community affairs. Mr. Berkovits became a member of the Canadian Institute of Chartered Accountants in 1976. He practiced as an accountant in Montreal from 1972 to 1977 when he joined D.G. Jewelry Inc.

        Gary Davis has served as our Chief Financial Officer and Vice President
- Finance since 1987. Prior to that, Mr. Davis served for 12 years as Chief Financial Officer at a Canadian company engaged in manufacturing jewelry. Mr. Davis has been a certified general accountant since 1972.

         Leonard Fasullo has been our Vice President-Production since 1989. Mr. Fasullo joined D.G. Jewelry Inc. as a manufacturing foreman in 1984.

         Theodore L. Bonsignore has served as our General Manager of Diamonair since May, 1998 and as a Director of D.G. Jewelry Inc. since July 1998. Mr. Bonsignore works for us on an average of between fifteen - to twenty hours a week and also operates T.L. Bonsignore Management and Advisory Services, a consulting firm specializing in the jewelry industry. From 1975 to 1997, Mr. Bonsignore was employed by Krementz & CO., a jewelry manufacturer, serving as President since 1990. Mr. Bonsignore has been a Director of the Jewelers Board of Trade since 1990 and served as Chairman of that Board during 1998 and 1999. Mr. Bonsignore is a certified public accountant.

         Meyer Feiler has been a Director of D.G. Jewelry Inc. since July 1998. Mr. Feiler has served as President of Carmen Incorporated, one of the largest jewelry companies in Canada since 1993. Mr. Feiler has worked at Carmen Incorporated since 1979.

         Ronald Rutman has served a Director of D.G. Jewelry Inc. since March 1999. Mr. Rutman is a Chartered Accountant with the firm of Zeifman & Company where he is a partner. Mr. Rutman has been with Zeifman & Company since 1973. Mr. Rutman specializes in taxation, consulting and bank finance. He has a particular expertise in the jewelry and health care industries. He has a B.A. from the University of Toronto.

        There is no family relationship between any of the above named officers or directors.

        The term of office for directors and officers is one year.

Audit and Compensation Committees

        The Audit Committee consists of Messrs. Berkovits, Rutman and Feiler. The responsibilities of the Audit Committee include recommending to the board of directors the firm of independent auditors to serve us, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of our internal control procedures. The Compensation Committee consists of Messrs. Berkovits, Rutman and Feiler. The Compensation Committee is expected to periodically review and evaluate officers' compensation and will administer our 1996 Stock Option Plan, 1998 Stock Option Plan and the 1999 Stock Option Plan.

        For a period of three years after the effective date of our Initial Public Offering on April 17, 1997, we have agreed to invite a designee of Joseph Dillon & Company to attend all meetings of the board of directors, but such designee will not be entitled to vote or be compensated.

        It is not expected that any director or committee member will receive any compensation for acting in such capacity. We will reimburse directors and committee members for all ordinary and necessary expenses incurred in attending any meeting of the board or any committee thereof.

Executive Compensation

        The following table sets forth all cash compensation for services rendered in all capacities to us, for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997 paid to our Chief Executive Officer, and the other most highly compensated executive officers at the end of the above fiscal years whose total annual salary plus bonus exceeded $100,000 per annum.

                           Summary Compensation Table

                                                                             Restricted
Name and                        Year                                         Stock                          Other
Principal Position              Ended        Salary           Bonus          Awards          Options        Compensation
------------------              -----        ------           -----          ------          -------        ------------
Jack Berkovits                  1999         $247,645         $    -0-       0               10,000         $12,000(1)
Chief Executive Officer         1998         $216,951         $125,000       0               266,000        $12,000(1)
and Chairman                    1997         $197,242         $187,798       0               377,500        $12,000(1)
Gadi Beer                       1999         $167,724         $0             0               0              $7,710(3)
Vice President of Sales         1998         $196,755         $0             0               10,000         $7,710(3)
and Marketing, Aviv             1997(2)      $109,375         $0             0               0              $0

(1)     Represents monthly auto allowance.
(2) Mr. Beer's employment with D.G. Jewelry Inc. commenced on June 1, 1997, after our acquisition of Aviv.
(3)     Represents car allowance of $5,628 and health insurance of $2,082.

Employment Contracts

             Jack Berkovits and D.G. Jewelry Inc. entered into a three year employment agreement commencing April 17, 1997 for Mr. Berkovits to serve as Chief Executive Officer and President at an annual salary of $250,000 with yearly increases of no less than $10,000. Mr. Berkovits employment agreement expires on April 17, 2000 and is currently being renegotiated. Should Mr. Berkovits die during the term of this agreement, his estate or designee shall receive, upon his death, two years full salary. In the event of disability, Mr. Berkovits is to receive 70% of his salary for the remainder of the term of the agreement. The agreement also provides for us to maintain approximately $2,000,000 in key-man insurance on the life of Mr. Berkovits. Currently, we are beneficiary of two "key-man" term policies with a total death benefit of $840,000. The $700,000 policy has been assigned to secure our financing facilities with The Bank of Nova Scotia. We maintain a third policy with a death benefit of $1.1 million for which Mr. Berkovits is the beneficiary.

             Based upon any wrongful termination, which includes changes in the control of D.G. Jewelry Inc. through an acquiring person (any person who has acquired or announces a tender offer or exchange for 25% of D.G. Jewelry Inc.), a sale of substantially all of the assets or merger, acquisition of us or our consolidation with another, or certain types of board changes, we shall pay Mr. Berkovits a lump sum payment, based upon his then compensation, including benefits and perquisites, from such termination. Such payment shall be the balance of his compensation for the remainder of the term or compensation for one year whichever is less; provided, if the payment is in excess of $100,000, then such excess shall be payable in equal quarterly payments with interest at the legal rate. The employment agreement also contains a one-year non-competition provision within a 200 mile radius of our primary operation in Canada or anywhere in the United States.

             We entered into an employment agreement with Gadi Beer, the Vice-President of Sales and Marketing of Aviv for a term of one year terminating on February 9, 2000, which has been renewed on the same terms and conditions for an additional one-year to February 10, 2001. Mr. Beer earns an annual base salary of $120,000 and is entitled to receive 0.8% of the total sales of Aviv. Mr. Beer has agreed to a covenant not to compete with D.G. Jewelry Inc. for a period of three years from the date of termination of the agreement. The agreement is renewable for additional successive one year terms upon the consent of both parties.

             No other officer has an employment contract with D.G. Jewelry Inc.

Compensation of Directors

             There are no standard arrangements for the payment of any fees to directors of D.G. Jewelry Inc. for acting in such capacity. Directors are reimbursed for expenses for attending meetings.

Options to Named Executive Officers

             The following tables set forth certain information with respect to all outstanding stock options granted during 1999 to the Company's Named Executive Officers.

                                                   Option Grants



                      Number                                                       Potential Realizable
                      of                                                             Value at Assumed
                      Securities   % of Total                                        Annual Rates of
                      Underly-     Options                                             Stock Price
                      ing          Granted            Exercise     Expira-           Appreciation for
                      Options      to Employees       Price        tion                Option Term
Name of Holder        Granted      in Fiscal Year     ($/Share)    Date                5%($) 10%($)
--------------        -------      --------------     ---------    ----                ----- ------
Jack Berkovits        10,000       22.5%              $4.125       7/19/09           25,950  65,750
Gadi Beer             -0-          -0-


                        Option Exercises in Last Fiscal Year and Fiscal Year End Values (1)
                                                                                                           Value of
                                                                             Number of                  Unexercised
                                                                            Unexercised                In-the-Money
                                                                               Options                      Options
                                    Shares                                   at FY-End                    at FY-End
                               Acquired on        Value                      Exercisable/               Exercisable/
Name                          Exercise (#)     Realized                     Unexercisable             Unexercisable
---------                     ------------     --------                     -------------             -------------
                                                     $                                                 $
Jack Berkovits                362,125          965,013.75                   148,375/133,000        185,026.25/63,840
Gadi Beer                     -0-              -0-                              5,000/5,000              2,400/2,400


(1) The closing bid price of a share of the Company's Common Stock at December 31, 1999 was $3.25.

Stock Option Plans

1996 Stock Option Plan

         In December 1996, the board of directors and shareholders adopted the 1996 D.G. Jewelry Stock Option Plan, pursuant to which 500,000 shares of common stock are provided for issuance. All of such options have been granted.

         In February 1997, the Board granted 172,500 Options under the 1996 Plan to 20 persons, including officers, directors and key employees. The Options were to be exercisable at $4.50 per share for five years expiring February 9, 2002. On August 22, 1997, the Compensation Committee lowered the exercise price to $1.38, which was the Company's stock price on such date. On August 22, 1997, the Company granted an additional 327,500 options exercisable at $1.38 per share to Jack Berkovits. All options granted vest at the rate of 25% every six months so that the options are fully vested two years from their issuance date. The table below reflects the Options under the 1996 Stock Option Plan granted to the present officers and directors of D.G. and the percentage of Options issued to such persons.



     Officer and/or Director            Expiration Date        Options      Percent        Exercise Price
     -----------------------            ---------------        -------      -------        --------------
Jack Berkovits...................            (1)               377,500      75.5%               $1.38
Gary Davis.......................            02/09/02          15,000        3.0%               $1.38
Leonard Fasullo..................            02/09/02          15,000        3.0%               $1.38

--------
(1) 327,500 of such options expire on August 21, 2002 and 50,000 expire on February 9, 2002.

1998 Stock Option Plan

         In July 1998, the Board granted 500,000 options to 34 persons including officers, directors, consultants and key employees. The options were exercisable at the following prices; $2.77 (410,000); $3.25 (40,000); and $4.00 (50,000).
All Options under the 1998 Stock Option Plan granted vest at the rate of 25% every six months so that the options are fully vested two years from their issuance date. The table below reflects the Options under the 1998 Stock Option Plan granted to the present officers and directors of D.G. and the percentage of Options issued to such persons.


     Officer and/or Director            Expiration Date        Options      Percent        Exercise Price
     -----------------------            ---------------        -------      -------        --------------
Jack Berkovits........................     07/14/03            266,000      53.2%               $2.77
Gary Davis............................     07/14/03             20,000       4.0%               $2.77
Leonard Fasullo.......................     07/14/03             20,000       4.0%               $2.77
Theodore L. Bonsignore................     07/14/03             10,000       2.0%               $2.77
Myer Feiler...........................     07/14/03             60,000      12.0%               $ (1)


(1) 10,000 of such options are exercisable at $2.77 and the remaining 50,000 are at $4.00 per share.

1999 Stock Option plan

         In July 1999, the board of directors and shareholders adopted the 1999 stock option plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 500,000 shares may be issued under this plan. To date, 44,500 options have been granted under the plan.

         In connection with the plan, the exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock on the date of grant or 110% of fair market value in the case of an employee holding 10% or more of our outstanding common stock. The aggregate fair market value of shares of common stock for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year, pursuant to all of our, or any related corporation's, stock option plan, may not exceed $100,000. Non-qualified stock options may be granted at a price determined by our compensation committee, but not at less than 85% of the fair market value of our common stock. Stock options granted pursuant to our stock option plan will expire not more than ten years from the date of grant.

         The plan is effective for a period of ten years, expiring in 2009. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. The plan is designed to enable our management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the plan may be exercised for up to ten years, and shall be at an exercise price all as determined by our board. Options are non-transferable except by the laws of descent and distribution or a change in control of us, as defined in the plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (a) the sale of substantially all of the assets of us and merger or consolidation with another company, or (b) a majority of the board changes other than by election by the stockholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

         If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the plan.

         The plan may be terminated or amended at any time by our board of directors, except that the number of shares of common stock reserved for issuance upon the exercise of options granted under the plan may not be increased without the consent of our stockholders.

Indemnification of Officers and Directors

         We shall, to the fullest extent permitted by the laws of the Province of Ontario, as the same may be amended and supplemented, indemnify under said section from and against any and all expenses, liabilities or other matters referred in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. We will have the power to purchase and maintain officers' and directors' liability insurance in order to insure against the liabilities for which such officers and directors are indemnified pursuant to Article 6.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, it may be permitted to directors, officers and controlling persons of D.G. Jewelry Inc. pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the United States Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such issue.

Executive Compensation Policy

         The Company's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve the Company's business objectives and contribute to the long-term success of the Company. In order to meet these goals, the Company's compensation policy for its executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Company's compensation policy also contemplates performance-based cash bonuses.

                  Cash Compensation. In determining its recommendations for adjustments to officers' base salaries the Company focuses primarily on the scope of each officer's responsibilities, each officer's contributions to the Company's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, the Company's assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of the Company's financial position. In certain situations, relating primarily to the completion of important transactions or developments, the Company may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to the Company of the transaction or development.

                  Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plan."

                           CORPORATE PERFORMANCE GRAPH

             The following graph shows a comparison of cumulative total stockholder return from April 18, 1997 through December 31, 1999 for the D.G. Jewelry, the Nasdaq Stock Market - U.S. Index ("Nasdaq U.S.") and the Nasdaq Non-Financial Index ("Nasdaq Non-Financial").


Graphic Omitted

                                                                   Nasdaq
                                DG Jewelry        Nasdaq U.S.   Non- Financial
                                ----------        ----------    --------------
           April 18, 1997           100              100            100
           December 31, 1997         29              130            126
           December 31, 1998         92              183            185
           December 31, 1999         54              339            365





















         The graph assumes that the value of the investment in D.G Jewelry's common stock, the Nasdaq U.S. and the Nasdaq Non-Financial was $100 on April 18, 1997 and that all dividends were reinvested. No dividends have been declared or paid on D.G. Jewelry's common stock.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

        The following table sets forth certain information as of March 31, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of D.G. Jewelry, each officer and director of D.G. Jewelry and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof.

      Names and Address of Beneficial                Amount and Nature of               Percentage of Shares
                 Owner(1)                          Beneficial Ownership(2)                  Outstanding
                 --------                          -----------------------                  -----------

Jack Berkovits.............................             2,609,000(3)                            40.1%
The Berkovits Family Trust.................                  426,000                             6.6%
Sheba Berkovits............................               816,000(4)                            12.7%
Gary Davis.................................                   34,000                                *
Leonard Fasullo............................                   25,000                                *
Theodore L. Bonsignore.....................                10,000(5)                                *
Myer Feiler................................                47,500(6)                                *
Ronald Rutman..............................                 2,500(7)                                0
All directors and executive officers
as a group (6) persons.....................                2,728,000                            42.1%

* Less than one percent
-----------------------------

(1) Except as set forth above, the address of each individual is 1001 Petrolia Road, Toronto, Ontario, Canada M3J 2X7.

(2) Based upon information furnished to the Company by either the directors and executive officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold the sole voting and dispositive power with respect to the Common Stock except as noted herein. For purposes of computing 'beneficial ownership' and the percentage of outstanding Common Stock held by each person or group of persons named above as of the date of this Prospectus, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2000, the Company had 6,434,530 shares of Common Stock outstanding.

(3) Includes (i) 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Mr. Berkovits and his wife are co-trustees; (ii) 390,000 shares of Common Stock owned by his wife individually and (iii) 69,000 shares issuable upon options that are currently exercisable or exercisable in the next sixty days. Does not include an aggregate of 390,000 shares of Common Stock owned by two of Mr. Berkovits' sons who are independent of their father.

(4) Includes 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Ms. Berkovits is a co-trustees. Ms. Berkovits is the wife of Jack Berkovits.

(5) Includes 10,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(6) Includes 32,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(7) Includes 2,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             In February 1995, we entered into a 10 year lease consisting of 23,000 square feet for our executive offices and manufacturing operations in North York, Ontario. The lease is with 1001 Petrolia Road Limited Partnership, the general partner being 1013418 Ontario Inc. Jack Berkovits, our president Chairman, CEO and President, is the sole owner, officer and director of that general partner. Current rent is $110,886 and increases each year by the greater of $.37 a square foot or the percentage increase in the Consumer Price Index for the Municipality of Metropolitan Toronto. Additionally, we are paying real estate taxes, utilities and insurance aggregating $97,000 per year for this facility. See "Properties". Management is of the opinion that the lease is on terms as favorable as obtainable from unaffiliated third parties.

             1001 Petrolia Road Limited Partnership through 1013418 Ontario, Inc., the general partner, of which Mr. Berkovits is the sole shareholder, officer and director, had obtained a five year $660,000 mortgage on the property, which was renewed in October 1998. On December 31, 1999, the principal amount outstanding was $566,064. We are a guarantor of this mortgage.

             Jack Berkovits loaned us monies from time to time for operations and working capital which sums at December 31, 1999 aggregated approximately $1.9 million with an interest rate of 11.6%. In 1997, we repaid $1.2 million of such loans, including payments to a third party, Laurbrad Holdings Limited, who had loaned funds to Mr. Berkovits. Mr. Berkovits loaned the funds to us on the same terms, which included an 11.6% annual interest rate.

             Diamante is a Canadian company operating under the name Oromart which has five retail jewelry stores and operates jewelry departments in ten Best Value Discount Stores. Diamante is owned by one of our Vice Presidents, Leonard Fasullo, who is also Diamante's President (since 1998). The inventory provided to Diamante, consists primarily of manufacturing surplus, returns or refurbished jewelry, and on occasion gold chains and watches purchased by us for resale to Diamante. The inventory is secured by a registered security agreement covering the assets of Diamante, which security agreement has been assigned to The Bank of Nova Scotia which holds a substantial security interest in our assets. Diamante has guaranteed our bank financing and provided the bank with a direct security interest in its assets. We consolidated, for financial reporting purposes, with Diamante until February 7, 1997, the termination date of the agreement with Diamante reflecting our control over that retail operation. We perform certain administrative functions for Diamante.

             Diamante leases each facility for its five stores, of which one lease is guaranteed by D.G. Jewelry Inc. This lease is terminable by Diamante on 90 days written notice, and is for five years, is a net, net lease, with renewal options for a rental rate of approximately $17,000 per year plus taxes, maintenance, insurance and utilities.

             In connection with the purchase of Aviv, we agreed to issue the former owners of Aviv an amount of shares having a value of $325,000 based on the average closing price in April 1999 in settlement of a note in that amount. Based on the closing prices we have issued an aggregate of 45,145 shares. All of the former owners are presently employees of D.G. Jewelry Inc.

             We have entered into a supply agreement with NetJewels.com, Inc., which is a newly formed company owned 50% by D.G. Jewelry Inc. and 50% by two sons of Jack Berkovits. The agreement provides that NetJewels will purchase jewelry from us on the best terms offered to our other customers. In turn, NetJewels will sell such jewelry to or through certain Internet companies who have previously entered into arrangements with D.G. Jewelry Inc. In June 1999, we transferred certain Internet contracts to NetJewels for an aggregate purchase price of $1,800,000. As of December 31, 1999, we have advanced approximately $587,982 to NetJewels, primarily to finance their start-up costs. NetJewels has agreed to repay these amount owed to us at a rate of twenty percent (20%) per year over the next five years.

             We provide general corporate services to NetJewels at a price of $5,000 per month plus actual expenses. These services include maintenance of insurance, property and casualty, medical, dental and life, payroll processing, including the withholding of taxes, employment insurance and Canada pension plan payments, preparation and filing of tax returns, benefits and administration and telecommunications.

             We entered into an agreement to sublet 3,000 square feet of our office space to NetJewels at an annual rent of $6,000. The sublease has a term of two years and three months and expires on December 31, 2001, with an option for an additional five years.

             During the year ended December 31, 1999, we paid Theodore L. Bonsignore $73,000 for consulting fees. Mr. Bonsignore is a director of D.G. and the General Manager of its Diamonair subsidiary. Mr. Bonsignore was paid for his work as a consultant to both D.G. and Diamonair.

             All transactions between D.G Jewelry, its officers, directors, principal shareholders or affiliates are, in the opinion of management, except for the interest rate charges on a portion of Mr. Berkovits' loans which are above the market rate, on terms no less favorable to us than may be obtained from unaffiliated third parties. All future transactions and loans between us and our officers, directors and 5% shareholders are to be on terms no less favorable than could be obtained from independent, unaffiliated parties and will be approved by a majority of our independent, disinterested directors.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a)          Financial Statements.
             Report of Independent Auditors.....................................................................F-1
             Consolidated Balance Sheets as at December 31, 1999 and 1998.......................................F-2
             Consolidated Statements of Income
                 for the years ended December 31, 1999, 1998 and 1997...........................................F-4
             Consolidated Statements of Cash Flows
                 for the years ended December 31, 1999, 1998 and 1997...........................................F-5
             Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1999, 1998 and 1997...........................................F-7
             Notes to Consolidated Financial Statements.........................................................F-8

             (b)Reports on Form 8-K.

             There were no reports filed on Form 8-K during the last quarter of 1999 by D.G. Jewelry Inc.

             (c)Exhibits.


 27          Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                D.G JEWELRY INC.


                                                By:   /s/ Samuel Jacob Berkovits
                                                      --------------------------
                                                        Samuel Jacob Berkovits
                                                        Chief Executive Officer

                                                Dated:   April 12, 2000

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                          Date
---------                                       -----                                          ----

 /s/ Samuel Jacob Berkovits                    Chairman, Chief Executive Officer             April 12, 2000
-------------------------------                and President
     Samuel Jacob Berkovits

 /s/ Gary Davis                                Vice President, Finance, Chief Financial      April 12, 2000
-------------------------------                Officer, Controller, Treasurer and
     Gary Davis                                Secretary


 /s/ Theodore L. Bonsignore                    General Manager, Diamonair and                April 12, 2000
-------------------------------                Director
     Theodore L. Bonsignore

 /s/ Myer Feiler                               Director                                      April 12, 2000
-------------------------------
     Myer Feiler

 /s/ Ronald Rutman                             Director                                      April 12, 2000
-------------------------------
     Ronald Rutman

                                D.G. JEWELRY INC.

                    (Formerly D.G. Jewellery of Canada Ltd.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                D.G. JEWELRY INC.

                    (Formerly D.G. Jewellery of Canada Ltd.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS



                                TABLE OF CONTENTS


Report of Independent Auditors                                       F-1

Consolidated Balance Sheets                                          F-2

Consolidated Statements of Income                                    F-4

Consolidated Statements of Cash Flows                                F-5

Consolidated Statements of Stockholders' Equity                      F-7

Notes to Consolidated Financial Statements                           F-8

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of D.G. Jewelry Inc.
(Formerly D.G. Jewellery of Canada Ltd.)


We have audited the accompanying consolidated balance sheets of D.G. Jewelry Inc. (Formerly D.G. Jewellery of Canada Ltd.) (incorporated in Canada) as of December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the management of D.G. Jewelry Inc. (Formerly D.G. Jewellery of Canada Ltd.) Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.G. Jewelry Inc. (Formerly D.G. Jewellery of Canada Ltd.) as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

On March 17, 2000 and March 17, 1999 respectively, we reported separately to the directors of D.G. Jewelry Inc. on the consolidated financial statements for the same periods, prepared in accordance with generally accepted accounting principles in Canada.




Toronto, Ontario
March 17, 2000                                            Chartered Accountants




1167 Caledonia Road
Toronto, Ontario M6A 2X1

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Balance Sheets
As of December 31,
(Amounts expressed in US dollars)

                                                                            1999                1998

                                                                              $                   $
                                     ASSETS
CURRENT ASSETS

    Cash                                                                  1,359,104             305,784
    Accounts receivable (notes 3, 8 and 10)                              24,129,922          18,974,743
    Inventory (notes 4, 8 and 10)                                        23,310,675          20,887,122
    Cash surrender value of life insurance (note 5)                          57,232              57,232
    Prepaid expenses and sundry assets                                      102,673              25,845
                                                                        -----------         -----------

                                                                         48,959,606          40,250,726

INVESTMENT IN 50% OWNED INVESTEE COMPANY                                        141                 -

PROPERTY, PLANT AND EQUIPMENT (notes 6, 8 and 10)                         1,128,875           1,974,300

GOODWILL (note 7)                                                         1,110,000           1,278,879
                                                                        -----------         -----------

                                                                         51,198,622          43,503,905
                                                                        ===========         ===========

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Balance Sheets
As of December 31,
(Amounts expressed in US dollars)

                                                                            1999                1998

                                                                              $                   $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness (note 8)                                           19,280,551          18,855,201
    Accounts payable and accrued expenses (note 9)                        5,892,801           5,016,172
    Income taxes payable                                                  3,195,246           2,209,470
    Current portion of loans payable (note 10)                              541,849             434,788
                                                                        -----------         -----------

                                                                         28,910,447          26,515,631

LOANS PAYABLE (note 10)                                                   2,201,770           2,695,835
                                                                        -----------         -----------

                                                                         31,112,217          29,211,466
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES (notes 17 and 18)

                                STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 11)                                                  10,940,329           6,704,986

ACCUMULATED OTHER COMPREHENSIVE INCOME (note 12)                            613,896              55,501

RETAINED EARNINGS                                                         8,532,180           7,531,952
                                                                        -----------         -----------

                                                                         20,086,405          14,292,439
                                                                        -----------         -----------

                                                                         51,198,622          43,503,905
                                                                        ===========         ===========

   The accompanying notes are an integral part of these financial statements.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Statements of Income
For the years ended December 31,
(Amounts expressed in US dollars)

                                                                            1999                1998                1997

                                                                              $                   $
Net sales                                                                35,414,133          35,350,022          22,127,825

Cost of sales                                                            22,355,496          23,855,178          15,677,870
                                                                       ------------         -----------          ----------

Gross profit                                                             13,058,637          11,494,844           6,449,955

    Other income                                                               -              1,082,239               -
                                                                       ------------         -----------          ----------

Gross earnings                                                           13,058,637          12,577,083           6,449,955
                                                                       ------------         -----------          ----------

Operating expenses

    Selling                                                               1,317,528           2,305,130           1,188,308
    General and administrative                                            2,623,140           2,607,556           2,463,242
                                                                       ------------         -----------          ----------

                                                                          3,940,668           4,912,686           3,651,550
                                                                       ------------         -----------          ----------

Operating income                                                          9,117,969           7,664,397           2,798,405
                                                                       ------------         -----------          ----------

Interest expenses                                                         1,791,463           1,820,278             822,215
Other expenses                                                              357,439           1,088,058             389,533
                                                                       ------------         -----------          ----------

                                                                          2,148,902           2,908,336           1,211,748
                                                                       ------------         -----------          ----------

Income before undernoted items                                            6,969,067           4,756,061           1,586,657

    Unusual items (note 13)                                              (5,415,585)                -                  -
                                                                       ------------         -----------          ----------

Income before income taxes                                                1,553,482           4,756,061           1,586,657

    Provision for income taxes (note 14)                                    553,254           1,477,369             541,423
                                                                       ------------         -----------          ----------

Net income                                                                1,000,228           3,278,692           1,045,234
                                                                       ------------         -----------          ----------

Earnings per common share (note 15)                                            0.16                0.63                0.22
                                                                       ------------         -----------          ----------

Earnings per common share assuming dilution (note 15)                          0.16                0.59                0.22
                                                                       ============         ===========          ==========


   The accompanying notes are an integral part of these financial statements.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Statements of Cash Flows
For the years ended December 31,
(Amounts expressed in US dollars)

                                                                            1999                1998               1997

                                                                              $                   $                  $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                            1,000,228           3,278,692          1,045,234
                                                                        -----------         -----------        -----------

    Adjustments to reconcile net income to
      net cash used in operating activities:
         Amortization                                                       301,561             509,871            389,603
         Unusual items (note 13)                                          5,415,585                  -                  -
         Increase in accounts receivable                                 (5,344,846)         (2,726,285)        (8,325,895)
         Increase in inventory                                           (1,120,914)         (9,712,446)        (6,073,422)
         Decrease (increase) in cash surrender value
            of life insurance                                                 3,569             397,006           (476,445)
         Decrease (increase) in prepaid expenses
            and sundry assets                                               (77,294)            137,778           (102,429)
         Increase in accounts payable
            and accrued expenses                                            563,823           1,487,961          1,908,971
         Increase in income taxes payable                                   465,209           1,512,698            415,146
                                                                        -----------         -----------        -----------

         Total adjustments                                                  206,693          (8,393,417)       (12,264,471)
                                                                        -----------         -----------        -----------

                                                                          1,206,921          (5,114,725)       (11,219,237)
                                                                        -----------         -----------        -----------

    CASH FLOWS FROM INVESTING ACTIVITIES

         Purchases of property, plant and equipment                      (1,259,294)           (659,383)        (1,491,736)
         Investment in 50% owned investee company                              (141)               -            (1,200,000)
         Advances to 50% owned investee company                          (2,123,852)               -                    -
                                                                        -----------         -----------        -----------

                                                                         (3,383,287)           (659,383)        (2,691,736)
                                                                        -----------         -----------        -----------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from (repayment to) bank indebtedness                    (646,481)          6,373,022          4,018,732
         Proceeds from (repayment of) loans payable                        (582,221)         (2,829,520)         3,802,343
         Issuance of capital stock                                        4,474,316               4,325          6,705,382
         Redemption of capital stock                                           -                    -              (81,067)
                                                                        -----------         -----------        -----------

                                                                          3,245,614           3,547,827         14,445,390
                                                                        ===========         ===========        ===========

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                            1999                1998               1997

                                                                              $                   $                  $
Effect of foreign currency exchange rate changes                            (15,928)          2,170,718          (314,723)
                                                                        -----------         -----------          --------

Net increase (decrease) in cash and cash equivalents                      1,053,320             (55,563)          219,694
Cash and cash equivalents
    -  Beginning of year                                                    305,784             361,347           141,653
                                                                        -----------         -----------          --------

    -  End of year                                                        1,359,104             305,784           361,347
                                                                        -----------         -----------          --------

Interest paid                                                             1,466,782           1,789,275           822,215
                                                                        ===========         ===========          ========

Income taxes paid                                                           285,502               -                43,000
                                                                        ===========         ===========          ========


   The accompanying notes are an integral part of these financial statements.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 1999 and 1998
(Amounts expressed in US dollars)

                                        Common          Issued and
                                         Stock         Outstanding                                         Cumulative
                                       Number of         Common                            Retained        Translation
                                        Shares           Warrants           Amount         Earnings        Adjustments
                                      ----------       -------------      ---------      ------------      ------------
                                                                              $                $                $
Balance as of December 31, 1996        3,900,000               -                 84         3,208,026           (44,711)

Common stock issued (note 11)          1,265,000           1,265,000      6,700,743             -                 -

Foreign Currency translation               -                   -              -                 -              (314,723)

Net income for the year                    -                   -              -             1,045,234             -
                                      ----------          ----------    -----------        ----------         ---------

Balance as at December 31, 1997        5,165,000           1,265,000      6,700,827         4,253,260          (359,434)

Common stock issued (note 11)              3,000               -              4,159             -                 -

Foreign currency translation               -                   -              -                 -               414,935

Net income for the year                    -                   -              -             3,278,692             -
                                      ----------          ----------    -----------        ----------         ---------

Balance as at December 31, 1998        5,168,000           1,265,000      6,704,986         7,531,952            55,501

Common stock issued (note 11)          1,240,780                          4,235,343

Foreign currency translation                                                                                    558,395

Net income for the year                                                                     1,000,228
                                      ----------          ----------    -----------        ----------         ---------

Balance as at December 31, 1999        6,408,780           1,265,000     10,940,329         8,532,180           613,896
                                      ==========          ==========    ===========        ==========         =========

   The accompanying notes are an integral part of these financial statements.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




1. BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

   These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries to December 31, 1999 and December 31, 1998.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   i)   Principal Activities

        The company was incorporated in Canada on October 18, 1979. The company is principally engaged in the production and trading of jewelry products in Canada and the United States of America.

   ii)  Bank Indebtedness and Cash Equivalents

        Bank indebtedness and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

   iii) Other Financial Instruments

        The carrying amount of the company's other financial instruments approximates fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

   iv)  Long-term Financial Instruments

        The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

   v)   Accounts Receivable and Accounts Payable

        In certain instances, the company's practice is to sell to and purchase from the same entities. In such circumstances, on a periodic basis, the payable is set-off against the receivable as payment. Until such time as such a set-off occurs, the respective receivable and payable amounts are reported on a gross basis. At year end, amounts owing to the company from customers who participate in this practice was approximately $780,946 ($1,050,000 as at December 31, 1998). Of this amount, $5,736
        ($287,000 as at December 31, 1998) was owed to these customers as at December 31, 1999.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   vi)   Inventory

         Raw materials and work-in-process are valued at the lower of cost (first-in, first-out basis) or market.

         Finished goods are valued at the lower of cost or market. Cost is calculated using selling price less normal gross margin.

   vii)  Investment in a 50% Owned Investee Company

         The company accounts for its investment in a 50% owned investee company on the equity method. Under the equity method, the pro-rata share of the investee's earnings since acquisition is recorded as income and added to the carrying value of the investment shown on the balance sheet. Dividends received are considered as a return of capital and are accordingly deducted from the carrying value of the investment.

   viii) Capital Assets

         Capital assets are recorded at cost and amortization of capital assets is provided over the estimated useful lives of the assets, principally using the declining balance method.

         The company's policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisition of assets and to record the incurrences of corresponding obligations as long-term liabilities. Obligation under capital leases are reduced by rental payments net of imputed interest.

   ix)   Goodwill

         Goodwill is the excess of cost over the value of tangible assets acquired on the acquisition of subsidiary companies. It is being amortized on the straight-line basis over 40 years.

         The valuation and amortization of goodwill is evaluated on an ongoing basis and, if considered permanently impaired, goodwill is written down. The determination as to whether there has been an impairment in value is made by comparing the carrying value of the goodwill to the projected undiscounted net revenue stream to be generated by the related activity.

   x)    Sales

         Sales represents the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

  xi)    Income Taxes

         The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   xii)  Long-Lived Assets

         On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 21 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred, other than those written off as unusual items as disclosed in note 13.

   xiii) Stock Based Compensation

         In December 1995, FAS No. 123, Accounting for Stock-based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock.

   xiv)  Foreign Currency Translation

         The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

   xv)   Concentrations of Credit Risks

         The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarily local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at December 31, 1999, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

   xvi)  Net Income and Fully Diluted Net Income Per Weighted Average Common
         Stock

         Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year.

         Fully diluted net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all stock options as described in note 11 were exercised. Stock warrants as described in note 11 have not been included in the fully diluted net income per common stock calculations as their inclusion would have been anti-dilutive.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   xvii) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. ACCOUNTS RECEIVABLE

                                                                         1999                 1998

                                                                           $                    $
   Accounts receivable                                                 24,414,383           19,279,616
   Less:  Allowance for doubtful accounts                                 284,461              304,873
                                                                       ----------           ----------

   Accounts receivable, net                                            24,129,922           18,974,743
                                                                       ==========           ==========

4. INVENTORY

   Inventory comprised of the following: 1999 1998

                                                                         1999                 1998

                                                                           $                    $
   Raw materials                                                        2,913,617            4,502,270
   Work-in-process                                                        909,547              426,456
   Finished goods                                                      19,487,511           15,958,396
                                                                       ----------           ----------

                                                                       23,310,675           20,887,122
                                                                       ==========           ==========

5. CASH SURRENDER VALUE OF LIFE INSURANCE

   The cash surrender value of life insurance represents the value of life insurance policies of the former directors of Aviv, Inc.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




6. PROPERTY, PLANT AND EQUIPMENT

                                                                         1999                 1998

                                                                           $                    $
   Office equipment                                                       359,334              315,861
   Machinery and manufacturing equipment                                  944,686            1,000,806
   Computer equipment and software                                        757,058              396,637
   Automobile                                                               6,000                6,000
   Leasehold improvements                                                      -               362,570
   Waxes and moulds                                                            -             1,677,943
                                                                        ---------            ---------

   Cost                                                                 2,067,078            3,759,817
                                                                        ---------            ---------

   Less:   Accumulated amortization
           Office equipment                                               208,157              165,164
           Machinery and manufacturing equipment                          453,226              346,023
           Computer equipment and software                                272,320              148,507
           Automobile                                                       4,500                3,000
           Leasehold improvements                                              -               112,306
           Waxes and moulds                                                    -             1,010,517
                                                                        ---------            ---------

                                                                          938,203            1,785,517
                                                                        ---------            ---------

   Net                                                                  1,128,875            1,974,300
                                                                        ---------            ---------

   Assets under capital leases included in capital assets (net)           248,913                   -
                                                                        =========            =========

7. GOODWILL

                                                                         1999                 1998

                                                                           $                    $
   Cost                                                                 1,200,000            1,452,506
   Less:  Accumulated amortization                                         90,000              173,627
                                                                        ---------            ---------

   Net                                                                  1,110,000            1,278,879
                                                                        =========            =========

                                      F-12

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)


8. BANK INDEBTEDNESS

   The bank loan bears interest at the bank's prime lending rate plus 3/4% per annum depending on key financial ratios (7.25% at December 31, 1999 and 7.25% at December 31, 1998) with interest payable monthly. The weighted average interest rates incurred on the bank loan were 7.38% and 7.13% per annum for the years ended December 31, 1999 and December 31, 1998 respectively. As security, the company has provided a general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the company and an assignment of key man life insurance of a director of $692,857 payable to the bank as of December 31, 1999 and $652,188 as of December 31, 1998. The available line of credit under the bank loan amounted to $20,785,699 (Canadian $30,000,000) as at December 31, 1999.

   The company also provided to the bank an assignment of accounts receivable, and a general security agreement constituting a first charge over all present and future property with UCC filings of security in the appropriate jurisdictions of its subsidiary companies, as well as hypothecation of all the shares of these subsidiaries. (See note 1). Furthermore, an affiliated company (owned wholly by the company's majority stockholders) has provided a general security agreement constituting a first charge over its present and future property and a corporate guarantee secured by a collateral mortgage providing a second fixed charge over its property. Furthermore, the company also provided to the bank an assignment of all security taken by the company from Diamante Fine Jewellery Limited, a company which shares the company's majority stockholders previously had a right to acquire. Certain stockholders have provided a postponement of their loans to the company.

   The facility contains covenants specifying minimum and maximum selected financial ratios. The agreement contains restrictions on changes in ownership and line of business, on further encumbrances of assets and on the guarantees and other contingent liabilities.


9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                         1999                 1998

                                           $                    $

  Trade payables                        5,517,628           4,454,250
  Accrued expenses                        375,173             561,922
                                        ---------           ---------

                                        5,892,801           5,016,172
                                        =========           =========

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)


10. LOANS PAYABLE

                                                                                 1999                 1998

                                                                                   $                    $
    a)   Loans from stockholders

         Loans are secured by a general assignment of the company's assets subject to the prior encumbrances disclosed in note 8, subordinated to the company's banker, bear interest at 11.6% per annum (12% for 1998) and not subject to specified
         terms of repayments                                                   1,905,356           2,297,267

    b)   Loan is provided by the company's banker, subject to the
         encumbrances disclosed in note 8, bearing interest at the prime lending rate of the company's bank plus 1 1/4% (1998 - prime lending rate plus 1%) per annum, repayable in 11 equal monthly instalments plus interest with the final
         payment due in November 2000                                            423,422             833,356

    c)   Capital leases bearing at the bank's prime lending rate plus
         1 1/4%, repayable in accordance with the terms and
         conditions of each respective lease contract                            414,841                  -
                                                                               ---------           ---------

                                                                               2,743,619           3,130,623

         Less:   Current portion                                                 541,849             434,788
                                                                               ---------           ---------

                                                                               2,201,770           2,695,835
                                                                               =========           =========

         Aggregate maturities of loans payable are as follows:
                                                                                 1999                 1998

                                                                                   $                    $

         Repayable during the following periods:
             Within one year                                                     541,849             434,788
             Over one year but not exceeding two years                           182,152             398,568
             Over two year but not exceeding three years                         114,262                  -
                                                                               ---------           ---------

                                                                                 838,263             833,356
                                                                               =========           =========


         The weighted average interest rates per annum incurred were 10.5% for the year ended December 31, 1999 and 9.9% for the year ended December 31, 1998.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)


11. CAPITAL STOCK

    a)   Authorized

              An unlimited number of common stock

              Issued

                                                                                       1999             1998

                                                                                         $                $
              6,408,780   Common stock (5,168,000 in 1998)                           10,827,104      6,591,761
              1,265,000   Warrants                                                      113,225        113,225
                                                                                     ----------      ---------

                                                                                     10,940,329      6,704,986
                                                                                     ==========      =========

    b)   During the year, the company issued common shares as follows:
                                                                                       1999             1998

                                                                                         $                $
         i)   Proceeds received from private placement issuance of 615,385
              common shares                                                           4,000,000           -

              Issue expenses (net of income taxes)                                      177,682           -
                                                                                     ----------      ---------

              Net proceeds                                                            3,822,318           -
                                                                                     ==========      =========

              Net proceeds include the non-cash items of deferred costs of  private issue and deferred income tax recoveries.

         ii)  Proceeds received from conversion of promissory notes payable for
              45,145 common shares                                                      325,823           -
                                                                                     ==========      =========

         iii) Proceeds received from issuance of 554,250 (3,000 in 1998)
              common shares on exercise of stock options                                980,224          4,159

              Less:  subscription receivable                                           (893,022)          -
                                                                                     ----------      ---------

                                                                                         87,202          4,159
                                                                                     ==========      =========

         iv)  26,000 Common shares issued at US$3 per share                              78,000           -

                    Less:  subscription receivable                                      (78,000)          -
                                                                                     ----------      ---------

                                                                                             -            -
                                                                                     ==========      =========

         v)   Total                                                                   4,235,343          4,159
                                                                                     ==========      =========

                                      F-15

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




11. CAPITAL STOCK (cont'd)

    c) In December, 1996, the board of directors and stockholders adopted the 1996 D.G. Jewelry Inc. Stock Option Plan (the "1996 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1996 Plan is administered by the board of directors.

        The 1996 Plan is for a period of ten years, expiring on December 15, 2006. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1996 Plan may be exercisable for up to ten years, may require investing, and shall be at an exercise price all as determined by the board.

        The exercise price of an option may not be less than the fair market value per share of Common Stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of granting of the options.

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 1996 Plan.

        The 1996 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1996 Plan may not be increased without the consent of the stockholders of the Company.

        The Board has granted 500,000 Options to date under the 1996 Plan to 10 persons, including officers, directors and key employees. The options are exercisable at $1.38 per share. 327,500 of such options expire on August 21, 2002 and 172,500 expire on February 9, 2002.

        These options were not exercisable until August 20, 1997 at which time they were able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each six month anniversary date thereafter.

        During 1999, 415,125 (3,000 in 1998) of these options have been exercised for total proceeds of $572,872 ($4,159 in 1998).

    d) In July 1998, the board of directors and stockholders adopted the 1998 D.G. Jewelry Inc. Stock Option Plan (the "1998 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1998 Plan is administered by the board of directors.

        The 1998 Plan is for a period of ten years, expiring on July 14, 2008. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be an exercise price all as determined by the board.

        The exercise price of an option may not be less than the fair market value per share of Common Stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of granting of the options.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)


11. CAPITAL STOCK (cont'd)

    d)  Cont'd

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 1998 Plan.

        The 1998 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company.

        The Board has granted 500,000 Options to date under the 1998 Plan to 34 persons, including officers, directors and key employees. The options are exercisable ranging from $2.77 to $4.00 per share for five years expiring July 14, 2003.

        These options were not exercisable until January 14, 1999 at which time they were able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each six month anniversary date thereafter.

        During 1999, 139,125 (none in 1998) of these options have been exercised for total proceeds of $407,352 ($nil in 1998).

    e) In July 1999, the board of directors and stockholders adopted the 1999 D.G. Jewelry Inc. Stock Option Plan (the "1999 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1999 Plan is administered by the board of directors.

        The 1999 Plan is for a period of ten years, expiring on July 19, 2009. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1999 Plan may be exercisable for up to ten years, may require vesting, and shall be an exercise price all as determined by the board.

        The exercise price of an option may not be less than the fair market value per share of Common Stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of granting of the options.

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 1999 Plan.

        The 1999 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of the stockholders of the Company.

        The Board has granted 44,500 Options to date under the 1999 Plan to 6 persons, including officers, directors and key employees. 40,000 options are exercisable at $4.125 per share for ten years expiring November 16, 2009. 2,500 options are exercisable at $5.25 per share for ten years expiring September 8, 2009. The remaining 2,000 options are exercisable at $5.25 per share for ten years expiring September 6, 2009.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




11. CAPITAL STOCK (cont'd)

    e)  Cont'd

        The 40,000 options are not exercisable until January 20, 2000 at which time they will be able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each six month anniversary date thereafter, with the full amount being exercisable on or after July 20, 2001. The 2,500 options are not exercisable until June 9, 2000 at which time they will be able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each nine month anniversary date thereafter, with the full amount being exercisable on or after September 9, 2002. The 2000 options are not exercisable until June 7, 2000 at which time they will be able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each nine month anniversary date thereafter, with the full amount being exercisable on or after September 7, 2002.

        None of these options have been exercised to date.


    f)  Stock options outstanding were as follows:

                                                                   Aggregate
                                                                  option price
                                              No. of options            $
                                              --------------     ---------------

        Balance, December 31, 1997                610,000           1,779,000

        Granted                                   500,000           1,465,700

        Expired                                      -                   -

        Exercised                                  (3,000)          (4,140.00)
                                                ---------           ---------

        Balance, December 31, 1998              1,107,000           3,240,560

        Granted                                    44,500             188,625

        Forfeited                                  (4,250)            (11,772)

        Expired                                      -                   -

        Exercised                                (554,250)           (980,224)
                                                ---------           ---------

        Balance, December 31, 1999                593,000           2,437,189
                                                =========           =========

    g) As at December 31, 1999 and since 1997, the company had warrants outstanding to purchase 1,265,000 shares of the common stock at $6.25 per share. The warrants expire in 2002.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)


11. CAPITAL STOCK (cont'd)

    h) The underwriters for the issuance of the common shares in 1997 hold options to acquire 110,000 common shares at $9.90 and 110,000 warrants [included in note (8) above] at $0.165. This option expires in 2002.

    i) In May 1999, pursuant to the private placement issuance, 110,769 warrants exercisable at $8.13 were issued to the investors. The placement agent for the private placement was issued 61,539 warrants exercisable at $8.13. The warrants expire in May 2004.


12. COMPREHENSIVE INCOME

    The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1999 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                          1999           1998

                                                            $              $

    Net income                                          1,000,228      3,278,692
    Other comprehensive income:
         Foreign currency translation adjustments         558,395        414,935
                                                        ---------      ---------

    Comprehensive income                                1,558,623      3,693,627
                                                        =========      =========

    The components of accumulated other comprehensive income (loss) are as follows:

    Accumulated other comprehensive loss, December 31, 1997            (359,434)

    Foreign currency translation adjustments for the year ended
         December 31, 1998                                              414,935
                                                                     ----------

    Accumulated other comprehensive income, December 31, 1998            55,501

    Foreign currency translation adjustments for the year ended
         December 31, 1999                                              558,395
                                                                     ----------

    Accumulated other comprehensive income December 31, 1999         $  613,896
                                                                     ==========

    The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader as disclosed in note 2 (xiv).

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)



13. UNUSUAL ITEMS

    Unusual items include the following:

    a)  Provision for loss of advances to 50% investee company        2,063,100

    b)  Costs of acquiring a supply contract from a customer
        were written off                                              1,369,748

    c)  Net book values of waxes and moulds and leasehold
        improvements were written off                                 1,836,288

    d)  Net book value of certain goodwill was written off              146,449
                                                                      ---------

                                                                      5,415,585
                                                                      =========

        Equity loss in 50% investee company for the year of $423,156 has effectively been included in the provision for loss of advances to 50% investee company.


14. INCOME TAXES

    The provision for income taxes is current and is calculated based on the Federal, State and Provincial rates


15. EARNINGS PER COMMON SHARE

    The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                         1999           1998

                                                           $              $

     Weighted average common stock outstanding         6,078,990      5,165,090
     Weighted average common stock issuable              264,672        393,251
                                                       ---------      ---------

     Average common stock outstanding assuming
       dilution                                        6,343,662      5,558,341
                                                       =========      =========


    The outstanding warrants and underwriters' options were not included in the computation of earnings per common stock assuming dilution because the exercise prices were greater than the average market price of the common stock.

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




16. RELATED PARTY TRANSACTIONS

                                                                                 1999           1998

                                                                                   $              $
    Rent paid to a company owned by majority stockholders                        110,886        115,502
    Interest paid to stockholders                                                215,364        178,103
    Sales to 50% owned investee company                                        1,239,723             -
    Sales of internet contracts to 50% owned investee company                  1,800,000             -

    (See additional related party transactions disclosure in notes 10 and 17).


17. COMMITMENTS

    a) The company has an operating lease for leasehold improvements and premises which extends through January 31, 2005. Rental and leasing expenses for the year ended December 31, 1999 under this lease agreement was $110,886 ($115,502 in 1998).

        Future minimum rental payments as of December 31, 1999 under the operating lease agreement are as follows:

        Within one year                                    $     319,995
        Over one year but not exceeding two years                257,306
        Over two years but not exceeding three years             265,274
        Over three years but not exceeding four years            153,631
        Over four years but not exceeding five years             154,653
                                                           -------------

                                                           $   1,150,859
                                                           =============

    b) Annual rent payments for vehicles under operating leases which are in effect for the next four years amount to $63,276. Minimum lease payments for the next four years are as follows:

        Within one year                                    $      32,201
        Over one year but not exceeding two years                 21,695
        Over two years but not exceeding three years               8,990
        Over three years but not exceeding four years                390
                                                           -------------

                                                           $      63,276
                                                           =============

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)




18. CONTINGENCIES

        The company is contingently liable under contested lawsuits amounting to approximately $2,185,000. In the opinion of management there is no merit for these claims and the company has filed counter claims. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

        The company is contingently liable to a mortgage corporation for the guarantee of a mortgage in the amount of approximately $566,064 given to a party related to the major stockholders of the company.

        The company has entered into various contracts with the suppliers of its 50% owned investee company on the investee company's behalf. The company is contingently liable for the non-performance, if any by the investee company on those contracts.


19. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred it is not possible to conclude that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.


20. SEGMENTED INFORMATION

    a)  Sales to Major Customers                        1999           1998

        Sales to major customers                     $27,950,486    $23,487,403
        Percentage of total sales                            79%            66%

        Accounts receivable due from major
          customers                                  $12,044,409    $10,905,973
        Percentage of total accounts receivable              50%            62%

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)



20. SEGMENTED INFORMATION (cont'd)

    b)  Sales by Geographic Area                      1999          1998

                                                       $              $

        United States of America                   24,694,864     28,568,376
        Canada                                     10,629,447      6,729,624
        Other                                          89,822         52,022
                                                   ----------     ----------

                                                   35,414,133     35,350,022
                                                   ==========     ==========

    c)  Net Income by Geographic Area

        The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                       1999           1998

                                                         $              $

        United States of America                      688,055      2,649,699
        Canada                                        294,087        624,168
        Other                                          18,086          4,825
                                                   ----------     ----------

                                                    1,000,228      3,278,692
                                                   ==========     ==========


    d)  Identifiable Assets by Geographic Area       1999           1998

                                                       $              $

        United States of America                   19,261,074     19,557,885
        Canada                                     31,937,548     23,946,020
                                                   ----------     ----------

                                                   51,198,622     43,503,905
                                                   ==========     ==========

D.G. JEWELRY INC.
(Formerly D.G. Jewellery of Canada Ltd.)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Amounts expressed in US dollars)



20. SEGMENTED INFORMATION (cont'd)

    e)  Purchases From Major Suppliers                    1999          1998

        Purchases from major suppliers                $11,097,894     $8,993,250
        Percentage of total purchases                         45%            36%

        Accounts payable due to major suppliers        $2,398,486     $1,276,632
        ercentage of total suppliers                         43%            29%


21. OTHER SUPPLEMENTAL INFORMATION

    The following items were included in the statements of income:

                                                           1999          1998

                                                             $             $

    Amortization of property, plant and equipment         271,561        484,383
    Amortization of goodwill                               30,000         40,442
                                                       ----------      ---------

                                                          301,561        524,825
                                                       ==========      =========

    Operating lease rentals for rental premises           270,626        313,862
                                                       ==========      =========

    Interest expense on
         -  bank indebtedness                           1,520,633      1,413,186
         -  loans payable                                 215,364        260,706
         -  other                                          55,466        146,386
                                                       ----------      ---------

                                                        1,791,463      1,820,278
                                                       ==========      =========


22. COMPARATIVE FIGURES

    Certain figures in the December 31, 1998 consolidated financial statements have been reclassified to conform with the basis of presentation used in 1999.