Form 10-Q
period 2000-03-31
D G JEWELLERY OF CANADA LTD
filed 2000-05-15
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 01, 2000 to March 31, 2000

                        Commission file number 001-15279

                                D.G. JEWELRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Province of Ontario                                            N/A
-------------------                                     ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1001 Petrolia Road
Toronto, Ontario Canada                                        M3J 2X7
-----------------------                                  ----------------
(Address of principal executive offices)                     (Zip Code)

                                 (416) 665-8844
                                 --------------
              (Registrant's telephone number, including area code)


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on May 11, 2000 was 6,434,530 shares.

                                D.G. JEWELRY INC.
                  MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                           PART I - FINANCIAL INFORMATION
                                                                                                            Page Number
Item 1.           Financial Statements
                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..........................1
                  Consolidated Statements of Income
                       for the quarters ended March 31, 2000 and 1999............................................ 2
                  Consolidated Statements of Cash Flows
                       for the quarters ended March 31, 2000 and 1999.............................................3
                  Consolidated Statements of Stockholders' Equity
                       for the quarters ended March 31, 2000 and 1999.............................................4
                  Notes to Consolidated Financial Statements......................................................5
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations......................................................................9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................13

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................13
Item 2.           Changes in Securities and Use of Proceeds......................................................13
Item 3.           Defaults Upon Senior Securities................................................................14
Item 4.           Submission of Matters to a Vote of Security Holders............................................14
Item 5.           Other Information..............................................................................14
Item 6.           Exhibits and Reports on Form 8-K...............................................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, D.G. Jewelry Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of March 31, 2000 and December 31, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                                       March 31,        December 31,
                                                                                        2000               1999
                                                                                          $                  $
ASSETS
CURRENT ASSETS

 Cash                                                                                    92,565          1,359,104
 Accounts receivable                                                                 24,355,221         24,129,922
 Inventory                                                                           23,678,880         23,310,675
 Cash surrender of life insurance (Note 2)                                               58,240             57,232
 Prepaid expenses and sundry assets                                                      38,069            102,673
                                                                               -----------------------------------------
                                                                                     48,222,975         48,959,606

 PROPERTY, PLANT AND EQUIPMENT                                                        1,208,726          1,128,875

 INVESTMENT (DEFFICIENCY) IN 50% OWNED INVESTEE COMPANY                                (115,726)               141

 GOODWILL                                                                             1,102,500          1,110,000
                                                                               -----------------------------------------
                                                                                     50,418,475         51,198,622
                                                                               -----------------------------------------

 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                                          20,114,915         19,280,551
 Accounts payable and accrued expenses                                                3,275,555          5,892,801
 Income taxes payable                                                                 3,399,876          3,195,246
 Current portion of loans payable                                                       506,452            541,849
                                                                               -----------------------------------------
                                                                                     27,296,798         28,910,447

 LOANS PAYABLE                                                                        2,200,069          2,201,770
                                                                               -----------------------------------------
                                                                                     29,496,867         31,112,217


 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 4)                                                              10,940,329         10,940,329
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)                                  682,635            613,896
 RETAINED EARNINGS                                                                    9,298,644          8,532,180
                                                                               -----------------------------------------
                                                                                     20,921,608         20,086,405
                                                                               -----------------------------------------
                                                                                     50,418,475         51,198,622
                                                                               -----------------------------------------

D.G.Jewelry Inc.
Interim Consolidated Statements of Income For the three months ended March 31, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)


                                                                                 For the period ended March 31,
                                                                                          three months
                                                                                    $                  $
                                                                                  2000                1999
 SALES                                                                           8,669,107          7,328,266

 Cost of Sales                                                                   5,856,093          5,021,666

 GROSS PROFIT                                                                    2,813,014          2,306,600
                                                                            ---------------------------------------

 EXPENSES

 Selling                                                                           564,775            424,348
 General and administrative                                                        400,133            335,268
                                                                            ---------------------------------------
                                                                                   964,908            759,616
                                                                            ---------------------------------------
 Operating income                                                                1,848,106          1,546,984
                                                                            ---------------------------------------

 Interest expenses                                                                 373,770            324,223
 Other expenses                                                                    116,908             92,891
 Loss on investment in 50% owned investee company                                  115,864                  -
                                                                            ---------------------------------------
                                                                                   606,542            417,114
                                                                            ---------------------------------------
 Income before income taxes and unusual item                                     1,241,564          1,129,870
 Unusual Item  (Note 6)                                                                  -            667,426
                                                                            ---------------------------------------
 Income Before Income Taxes                                                      1,241,564            462,444
 Provision for income taxes                                                        475,099            103,866
                                                                            ---------------------------------------
 Net income                                                                        766,465            358,578

 Earnings per common share (Note 8)                                                   0.12               0.07
                                                                            ---------------------------------------
 Earnings per common share assuming dilution (Note 8)                                 0.12               0.05
                                                                            ---------------------------------------
 Average weighted number of shares
     Basic                                                                       6,624,655          5,668,500
                                                                            ---------------------------------------
     Diluted                                                                     6,630,186          7,430,000
                                                                            ---------------------------------------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                                          March 31,           March 31,
                                                                                            2000                1999
                                                                                             $                   $
 Cash flow from operating activities:                                                       766,465             358,578
                                                                                     -----------------------------------------
 Net income
 Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                           105,775             170,887
     Decrease (increase) in accounts receivable                                            (326,852)         (1,417,607)
     Decrease (increase) in inventory                                                      (466,311)          3,995,682
     Decrease (increase) in cash surrender value of life insurance                           (1,249)               (280)
     Decrease (increase) in prepaid expenses and sundry assets                               64,172            (213,310)
     Increase (decrease) in accounts payable and accrued expenses                        (2,592,447)         (3,439,565)
     Increase (decrease) in income taxes                                                    394,281             (64,737)
      Unusual item (Note 6)                                                                       -             667,426
                                                                                     -----------------------------------------
 Total adjustments                                                                       (2,822,631)           (301,504)
                                                                                     -----------------------------------------
 Net cash used in operating activities                                                   (2,056,166)             57,074
                                                                                     -----------------------------------------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                                            (178,126)           (749,380)
      Investment in 50% owned investee company                                              118,263                   -
                                                                                                  -                   -
                                                                                     -------------------------------------
     Net cash used in investing activities                                                  (59,863)           (749,380)
                                                                                     -------------------------------------

 Cash flows from financing activities:
     Proceeds from/(repayment of) bank indebtedness                                         915,508             (18,742)
     Proceeds from/(repayment of) loans payable                                             (25,552)           (518,347)
     Issuance of capital stock                                                                    -             374,439
                                                                                     -------------------------------------
     Net cash provided by financing activities                                              889,956            (162,650)
                                                                                     -------------------------------------

   Effect of foreign currency exchange rate changes                                         (40,466)            549,174
                                                                                     -------------------------------------
 Net increase (decrease) in cash and cash equivalents                                    (1,266,539)           (305,782)
 Cash and cash equivalents
         Beginning of period                                                              1,359,104             305,782
                                                                                     -------------------------------------
          End of period                                                                      92,565                   -
                                                                                     -------------------------------------
 Interest paid                                                                              376,206             387,313
                                                                                     -------------------------------------
 Income taxes paid                                                                          270,470                   -
                                                                                     -------------------------------------

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)

                                                    Common               Issued and
                                                     Stock             Outstanding                                  Cumulative
                                                   Number of              Common                     Retained      Translation
                                                    Shares                Warrants       Amount       Earnings      Adjustments
                                            -------------------------------------------------------------------------------------
                                                                                             $             $               $
Balance as of December 31, 1997                  5,165,000               1,265,000      6,700,827      4,253,260       (359,434)
Common Stock Issued                                  3,000                                  4,159
Foreign Currency Translation                                                                                   -        414,935
Net income for the year                                                                                3,278,692
                                                 ---------               ---------     ----------      ---------        -------
Balance as at December 31, 1998                  5,168,000               1,265,000      6,704,986      7,531,952         55,501
Common stock issued                              1,240,780                              4,235,343
Foreign Currency Translation                                                                                   -        558,395
Net income for the year                                                                                1,000,228
                                                 ---------               ---------     ----------      ---------        -------
Balance as at December 31, 1999                  6,408,780               1,265,000     10,940,329      8,532,180        613,896
                                                 =========               =========     ==========      =========        =======

                                       4

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Basis of Consolidated Financial Statements Presentation

         These Interim Consolidated Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual Financial Statements. These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. The investment in NETJEWELS.COM is accounted for based on the equity method.

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

         l) Long-Lived Assets

         On January 1, 1996, the company adopted the provosions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of SFAS No. 21 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

         m) Stock Based Compensation

         In December 1995, FAS No. 123, Accounting for Stock-based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock.

         n) Concentrations of Credit Risks

         The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarly local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at March 31, 2000, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

         o) Net Income and Fully Diluted Net Income Per Weighted Average Common Stock

         Net income per common stock is computed by dividing net income for the period by the weighted average number of common stock outstanding during the period.

         Fully diluted net income per common stock is computed by dividing net income for the period by the weighted average number of common stock outstanding during the period, assuming that all stock options were exercised. Stock warrants have not been included in the fully diluted net income per common stock calculations as their inclusion would have been anti-dilutive.


2. CASH SURRENDER VALUE OF LIFE INSURANCE

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

4.  CAPITAL STOCK

         a) Authorized

                   An unlimited number of common stock Issued

                                                March 31,           December 31,
                                                  2000                  1999

 6,624,655 Common Stock (6,408,780             $10,827,104          $10,827,104
 for December 31, 1999)
 1,265,000 Warrants                                113,225              113,225
                                               -----------          -----------
                                                10,940,329           10,940,329

         Proceeds of $557,387.50 receivable from the issuance of 215,875 common shares on exercise of stock options in January, 2000 less subscrption receivable of $557,387.50 resulted in no increase in the dollar amount of capital stock.


         b) Stock Option Plan

         1996 Plan - 500,000 authorized (all issued)
         1998 Plan - 500,000 authorized (all issued; 4,250 forfeited) 1999 Plan - 500,000 authorized (44,500 issued)


5. COMPREHENSIVE INCOME

         The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                        March 31,   December 31,
                                                          2000         1999


Net Income                                             $766,465     $1,000,228
Other comprehensive income (loss):
   Foreign currency translation adjustments              68,739        558,395
                                                       --------     ----------
                                                        835,204      1,558,623
                                                       ========     ==========

Accumulated other comprehensive loss, December 31, 1997               (359,434)
Foreign currency translation adjustments for the year ended
    December 31, 1998                                                  414,935
                                                                    ----------
Accumulated other comprehensive loss, December 31, 1998                 55,501
Foreign currency translation adjustments for the year ended
    December 31, 1999                                                  558,395
                                                                    ----------
Accumulated other comprehensive loss, December 31, 1999                613,896
Foreign currency translation adjustments for the three months ended
 March 31, 2000                                                         68,739
                                                                    ----------
Accumulated other comprehensive income, March 31, 2000                 682,635
                                                                    ==========

6.  UNUSUAL ITEM

         The entire amount represents the net book value of waxes, models and moulds that management decided to write-off.


7.  NET INCOME PER COMMON SHARE

         Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

         Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.


8. CHANGE OF NAME

         The Company changed the name from "D.G. Jewellery of Canada Ltd." to "D.G. Jewelry Inc." effective July 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-Q.

         The Company's future success as a manufacturer and distributor of value-priced, stone-set jewelry will be influenced by several factors including technological developments in the mass production of jewelry, the Company's ability to efficiently meet the design and production requirements of its customers, and the market acceptance of its jewelry. Further factors impacting the Company's operations are increases in expenses associated with continued sales growth, the Company's ability to control costs, management's ability to evaluate the public's tastes and orders to target satisfactory profit margins, the ability to develop and manage the introduction of new designed products, and competition. Quality control is also essential to the Company's success, since customers demand compliance with design and product specifications and consistency of production.

         The Company's utilization of our high-volume manufacturing techniques sometimes results in excess inventories. In the past, the Company either sold these excess inventories in lots at prices which usually resulted in losses of the Company's investment in labor and overhead and without recovering the Company's full cost of stones, or the Company internally recycled the metal and most stones by disassembling the product, re-melting the gold or silver and removing the stones. This recycling resulted in additional incurred labor and overhead costs. Once Diamante established its factory outlet stores, it provided the Company with an opportunity to sell its excess inventories on more favorable terms. By selling to Diamante, the Company avoids the costs and losses that it had incurred in the past and the Company is afforded a more advantageous method of dealing with its excess inventories. The Company is the primary supplier of products to Diamante and the Company accounts receivable from Diamante is fully secured by all the assets of Diamante, which security interest has been pledged by the Company to The Bank of Nova Scotia for the Company's financing facilities. In addition, the Company performs certain administrative functions for Diamante.

         Generally, the Company does not provide products pursuant to long-term contracts. The Company has an exclusive jewelry supply contract with Zellers, Inc. of Canada that, pursuant to its terms, is to terminate in December 2004.

         On November 21, 1997, the Company acquired substantially all of the assets of the wholesale jewelry division of Litton Systems, Inc., which division had operated under the trade name Diamonair, for approximately $5.8 million. The acquisition was accounted for using the purchase accounting method. In accordance with the purchase accounting method, Diamonair's results have been included in the Company's consolidated financial statements since the acquisition date.

         On February 10, 1998, the Company completed its acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997.

         The Company continuously reviews its administrative costs to determine if there are areas where expenses could be reduced through further integration and consolidation of the acquisitions. Although the Company expects to achieve some level of consolidation, these potential cost reductions are limited in many areas because (i) operating in the United States and Canada limits the advantages of consolidating certain accounting and human resources functions and
(ii) management believes that maintaining the existing Aviv and Diamonair sales offices and manufacturing facilities will be beneficial for maintenance of those divisions' existing customer relationships and will increase the Company's opportunities in the United States.

         Fluctuations in the Canadian dollar against other currencies, especially the U.S. dollar, may have a material effect on the Company's results of operations. A substantial portion of the Company's sales and purchases are set in U.S. dollars or are influenced by local currency against the U.S. dollar. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates and currently does not have a policy relating to hedging.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Revenues for the three months ended March 31, 2000 increased by $1.4 million, or approximately 18%, to $8.7 million, as compared to $7.3 million for the three months ended March 31, 1999. The increase was mainly a result of increased sales to the Company's Internet and television customer base.

         Gross Profit. Gross profit for the three months ended March 31, 2000 increased by $506,000, or approximately 21%, to $2.8 million, as compared to $2.29 million for the three months ended March 31, 1999. The increase was mainly a result of increased sales.

         Selling Expenses. Selling expenses for the three months ended March 31, 2000 increased by $104,000, or approximately 33%, to $564,000, as compared to $424,000 for the three months ended March 31, 1999. The increase was mainly a result of an increase in the number of sales and marketing employees.

         Administrative Expenses. Administrative expenses for the three months ended March 31, 2000 increased by $76,000, or approximately 19%, to $400,000, as compared to $324,000 for the three months ended March 31, 1999. The increase was mainly a result of an increase in the number of administrative employees and an increase in computer related expenses.

Liquidity and Capital Resources

         In April 1997, the Company completed an initial public offering in which it sold 1,265,000 shares of common stock and 1,265,000 warrants to purchase common stock. The Company realized net proceeds of $6.7 million from this offering. The Company may realize additional proceeds from the exercise of the warrants, although there can be no assurance that such warrants will be exercised.

         The Company currently has an operating line of credit with The Bank of Nova Scotia in the amount of $20.8 million subject to certain margin requirements. The amount available to the Company is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $10.0 million. The Company utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

         The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at March 31, 2000 amounted to 7.75%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

         The Company's obligations under the revolving credit facility are secured by a security interest on all of the Company's assets, guaranteed by Diamante, a jewelry retail chain owned by one of the Company's Vice Presidents and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to the Company, which mortgage the Company has guaranteed.

         At March 31, 2000, the Company had loans outstanding to its principal shareholder, Jack Berkovits, of $ 1,880,453 million which bear interest at 11.6% per annum.

         In May 1999, the Company issued 615,385 shares of common stock and an aggregate of 172,308 warrants exercisable at $8.13 per share in connection with a private placement offering. The exercise price of the warrants is subject to adjustment in certain circumstances. These warrants are exercisable from May 1999 until May 2004. The Company issued 615,385 shares of common stock to Haymarket, LLC, 110,769 warrants to purchase common stock to Haymarket, LLC, and 61,539 warrants to purchase common stock to Oscar Gruss & Son.

         The Company is required to issue additional shares of our common stock to cover any potential adjustment in the amount of shares of common stock purchased in the May private placement offering. Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and the Company, the number of shares purchased by Haymarket, LLC will be adjusted to reflect a reset in the purchase price of the shares acquired according to the following terms: (i) the reset price of the shares will be the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period (as defined below);

(ii) the number of shares of common stock to be issued upon the expiration of each of the two reset periods will be calculated by the following formula:
(307,692.5 (1/2 the number of shares purchased)) x (1,500,000 x 115% - the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period) / (the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period); and (iii) there will be two reset periods, each reset period consisting of thirty trading days. The Company has not issued any additional shares required to be issued pursuant to the agreement. See "Part II - Item 1 - Legal Proceedings."

         Pursuant to the terms of the Common Stock Purchase Agreement, the Company has the option to sell, and Haymarket, LLC has agreed to buy, up to a maximum of $2,000,0000 worth of the Company's common stock. The number of shares acquired by Haymarket, LLC will be calculated according to the following formula: (the dollar amount of the shares the Company has an option to issue (up to a maximum of $2,000,000 worth)) / ($3,000,000 / 100% of the bid price of the shares of the Company's common stock on the trading day immediately preceding the date of the purchase of the additional shares). The issuance of the additional shares will occur on the earlier of (a) November 13, 1999 or (b) 20 days after the expiration of the second reset period. The Company is required to exercise its option to sell the additional shares within 20 days after the earlier of (a) or (b). The Company did not exercise the option.

         The net cash used in operating activities for the three months ended March 31, 2000 increased by approximately $2.1 million, or approximately 3,600%, to $ 2,056,166, as compared to cash used in operating activities of $57,074 for the three months ended March 31, 1999. The increase was mainly a result of an increase in the acquisition of additional inventory.

         The cash flow from investing activities for the three months ended March 31, 2000 increased by approximately $700,000, or approximately 1,252%, to $ 59,863, as compared to $ 749,380 for the three months ended March 31, 1999. The increase was mainly a result of a decrease in the purchases of property and equipment.

         The cash flow from bank financing activities for the three months ended March 31, 2000 increased by approximately $900,000, or approximately 4,885%, to $ 915,598, as compared to a repayment of $ 18,742 for the three months ended March 31, 1999. This increase was a result a decrease in the dollar amount of loans repaid.

         The Company did not receive any proceeds from the issuance of capital stock during the three months ended March 31, 2000. During the three months ended March 31, 1999, the Company received approximately $375,000 in proceeds from the issuance of capital stock.

         The Company anticipates that cash flow from operations, as well as borrowings available under the Company's existing credit line will be sufficient to satisfy the Company's credit needs for the next twelve months. In addition, the Company may sell equity securities to raise additional capital as needed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         In August 1999, Engex, Inc. commenced a suit in the United States District Court, Southern District of New York alleging breach of contract and fraud. The complaint seeks damages, which the plaintiff alleges to be in excess of $2,000,000. The Company disputes the claims and the parties are proceeding with discovery.

         In January 2000, Haymarket LLC commenced an action in the Supreme Court of the State of New York, County of New York and seeking undetermined damages. The complaint alleges that the Company breached the terms of a Purchase Agreement entered into by the parties. The Company disputes the claims and is proceeding with discovery.

         On August 13, 1997, L. Luria & Son, Inc., a customer of the Company, commenced a Chapter 11 bankruptcy action in the United States Bankruptcy Court in the Southern District of Florida. The Trustee in Bankruptcy is seeking to recover preferential transfers of approximately $133,857. The Trustee alleges, among other claims, that certain payments were fraudulent conveyance. The Company believes the allegations are without merit and intends to vigorously defend its position. The outcome of the litigation can not be presently determined. The Company was never properly served with the summons and complaint in this bankruptcy litigation and plaintiff's counsel failed to provide the Company with any proof that the Court has continued to extend the time in which service on the Company was to have been made.


         Other than the above, the Company is not involved in any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 1999, the Company issued 615,385 shares of common stock and an aggregate of 172,308 warrants exercisable at $8.13 per share in connection with a private placement offering. The exercise price of the warrants is subject to adjustment in certain circumstances. These warrants are exercisable from May 1999 until May 2004. The Company issued 615,385 shares of common stock to Haymarket, LLC, 110,769 warrants to purchase common stock to Haymarket, LLC, and 61,539 warrants to purchase common stock to Oscar Gruss & Son, which resulted in net proceeds of approximately $3,745,000. The Company is utilizing these net proceeds for working capital purposes.

         The Company issued three promissory notes in the aggregate principal amount of $325,864.01 as part of the consideration for the Company's February 1998 acquisition of Aviv. On March 17, 1999 the Company entered into a settlement agreement with the former shareholders of Aviv, pursuant to which the Company issued 45,145 shares of common stock to the former shareholders of Aviv in satisfaction of the three promissory notes of the promissory notes.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

(c)      Exhibits.

         27       Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            D.G. JEWELRY INC.



Dated: May 15, 2000                         By: /s/ GARY DAVIS
                                                --------------------------------
                                                Gary Davis
                                                Principal Accounting Officer

                                  EXHIBIT INDEX

27       Financial Data Schedule