Form 10-Q
period 2000-06-30
D G JEWELRY INC
filed 2000-08-14
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number __________

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


Province of Ontario                                N/A
-------------------                         ----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

1001 Petrolia Road
Toronto, Ontario Canada                           M3J 2X7
-----------------------                     -----------------
(Address of principal executive offices)         (Zip Code)

     (416) 665-8844 (Registrant's telephone number, including area code)
     --------------

            Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 1, 2000 was 6,649,655 shares.

                                D.G. JEWELRY INC.
                   JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                              Page Number
Item 1.    Financial Statements
           Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...  3
           Consolidated Statements of Income
                for the three and six months ended June 30, 2000 and 1999..........  4
           Consolidated Statements of Cash Flows
                for the six months ended June 30, 2000 and 1999....................  5
           Consolidated Statements of Stockholders' Equity
                for the years ended December 31, 1999 and 1998.....................  6
           Notes to Consolidated Financial Statements..............................  7
Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................. 12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............. 16

           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings....................................................... 16
Item 2.    Changes in Securities and Use of Proceeds............................... 17
Item 3.    Defaults Upon Senior Securities......................................... 17
Item 4.    Submission of Matters to a Vote of Security Holders..................... 17
Item 5.    Other Information....................................................... 17
Item 6.    Exhibits and Reports on Form 8-K........................................ 17


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of June 30, 2000 and December 31, 1999 (Amounts expressed in US dollars) (Unaudited)


                                                              June 30,        December 31,
                                                               2000             1999
                                                            -----------     --------------
                                                                $                 $
ASSETS
CURRENT ASSETS
Cash                                                            149,354        1,359,104
Accounts receivable                                          24,093,833       24,129,922
Inventory                                                    23,737,836       23,310,675
Cash surrender of life insurance (Note 2)                        58,240           57,232
Prepaid expenses and sundry assets                              110,077          102,673
                                                            -----------      -----------
                                                             48,149,340       48,959,606
PROPERTY, PLANT AND EQUIPMENT                                 1,277,882        1,128,875
INVESTMENT (DEFICIENCY) IN" 50% OWNED INVESTEE COMPANY"         (74,491)             141
GOODWILL                                                      1,080,000        1,110,000
                                                            -----------      -----------
                                                             50,432,731       51,198,622
                                                            -----------      -----------
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 3)                                   19,217,529       19,280,551
Accounts payable and accrued expenses                         3,494,366        5,892,801
Income taxes payable                                          3,766,113        3,195,246
Current portion of loans payable                                303,124          541,849
                                                            -----------      -----------
                                                             26,781,132       28,910,447
LOANS PAYABLE                                                 2,049,420        2,201,770
                                                            -----------      -----------
                                                             28,830,552       31,112,217
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 4)                                       10,940,329       10,940,329
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)           586,518          613,896
RETAINED EARNINGS                                            10,075,332        8,532,180
                                                            -----------      -----------
                                                             21,602,179       20,086,405
                                                            -----------      -----------
                                                             50,432,731       51,198,622
                                                            -----------      -----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Income
For the three and six months ended June 30, 2000 and 1999
(Amounts expressed in US dollars) (Unaudited)

                                                                         For the period ended June 30,
                                                                 three months                     six months
                                                             $                 $              $               $
                                                           2000              1999            2000            1999
                                                                           (revised,                       (revised,
                                                                          see Note 6)                     (see Note 6)
SALES                                                     9,004,341        8,815,305      17,673,448      16,143,571

Cost of Sales                                             5,948,912        5,880,867      11,805,005      10,902,533

GROSS PROFIT                                              3,055,429        2,934,438       5,868,443       5,241,038
                                                         ----------       ----------      ----------      ----------
                                                              33.93%           33.29%          33.20%          32.47%
EXPENSES

Selling                                                     500,519          453,380       1,065,294         877,761
General and administrative                                  362,543          314,189         762,676         649,394
                                                         ----------       ----------      ----------      ----------
                                                            863,062          767,569       1,827,970       1,527,155
                                                         ----------       ----------      ----------      ----------
Operating income                                          2,192,367        2,166,869       4,040,473       3,713,883
                                                         ----------       ----------      ----------      ----------

Interest expenses                                           460,437          360,504         834,207         599,320
Other expenses                                              100,406           94,645         217,314         272,973
Loss on investment in "50% owned investee company"          (41,103)            --            74,761            --
                                                         ----------       ----------      ----------      ----------
                                                            519,740          455,149       1,126,282         872,293
                                                         ----------       ----------      ----------      ----------
Income before income taxes and unusual item               1,672,627        1,711,720       2,914,191       2,841,590
Unusual Item  (Note 6)                                      534,653          574,223         534,653       1,241,649
                                                         ----------       ----------      ----------      ----------
Income Before Income Taxes                                1,137,974        1,137,497       2,379,538       1,599,941
Provision for income taxes                                  361,287          408,960         836,386         512,826
                                                         ----------       ----------      ----------      ----------
Net income                                                  776,687          728,537       1,543,152       1,087,115

Earnings per common share (Note 7)                             0.12             0.12            0.23            0.19
                                                         ----------       ----------      ----------      ----------
Earnings per common share assuming dilution (Note 7)           0.12             0.12            0.23            0.18
                                                         ----------       ----------      ----------      ----------
Average weighted number of shares
    Basic                                                 6,649,655        6,119,833       6,649,655       5,854,031
                                                         ----------       ----------      ----------      ----------
    Diluted                                               6,649,655        6,220,883       6,652,078       5,995,648
                                                         ----------       ----------      ----------      ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                                                       June 30,        June 30,
                                                                                                         2000            1999
                                                                                                           $               $
                                                                                                                      (revised,
                                                                                                                      see Note 6)

Cash flow from operating activities:                                                                  1,543,152       1,087,115
                                                                                                     ----------      ----------
Net income
Adjustments to reconcile net income to net cash used in operating activities:
    Amortization                                                                                        123,550         236,556
    Decrease (increase) in accounts receivable                                                         (571,803)     (3,406,180)
    Decrease (increase) in inventory                                                                 (1,014,415)      1,827,453
    Decrease (increase) in cash surrender value of life insurance                                        (2,450)          1,537
    Decrease (increase) in prepaid expenses and sundry assets                                            (9,991)       (226,112)
    Increase (decrease) in accounts payable and accrued expenses                                     (2,249,981)     (2,755,340)
    Increase (decrease) in income taxes                                                                 744,630        (321,375)
     Unusual item (Note 6)                                                                                            1,241,649
                                                                                                     ----------      ----------
Total adjustments                                                                                    (2,980,460)     (3,401,812)
                                                                                                     ----------      ----------
Net cash used in operating activities                                                                (1,437,308)     (2,314,697)
                                                                                                     ----------      ----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                         (242,557)       (473,933)
     Investment in 50% owned investee company                                                            77,811            --
                                                                                                          --               --
                                                                                                     ----------      ----------
    Net cash used in investing activities                                                              (164,746)       (473,933)
                                                                                                     ----------      ----------

Cash flows from financing activities:
    Proceeds from/(repayment of) bank indebtedness                                                      422,703      (1,047,833)
    Proceeds from/(repayment of) loans payable                                                         (321,957)       (639,089)
    Issuance of capital stock                                                                              --         4,385,152
                                                                                                     ----------      ----------
    Net cash provided by financing activities                                                           100,746       2,698,230
                                                                                                     ----------      ----------

  Effect of foreign currency exchange rate changes                                                      291,558        (215,384)
                                                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents                                                 (1,209,750)       (305,784)
Cash and cash equivalents
        Beginning of period                                                                           1,359,104         305,784
                                                                                                     ----------      ----------
         End of period                                                                                  149,354            --
                                                                                                     ----------      ----------
Interest paid                                                                                           834,207         599,320
                                                                                                     ----------      ----------
Income taxes paid                                                                                       270,470         227,423
                                                                                                     ----------      ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)

                                                            Common       Issued and
                                                            Stock        Outstanding                                  Cumulative
                                                          Number of        Common                       Retained      Translation
                                                           Shares         Warrants         Amount       Earnings      Adjustments
                                                          ----------     ----------     ----------     ----------     -----------
                                                                                             $             $                $
Balance as of December 31, 1997                            5,165,000      1,265,000      6,700,827      4,253,260       (359,434)
Common Stock Issued                                            3,000                         4,159
Foreign Currency Translation                                                                                 --          414,935
Net income for the year                                                                                 3,278,692
                                                                                                       ----------     ----------
                                                          ----------     ----------     ----------     ----------     -----------
Balance as at December 31, 1998                            5,168,000      1,265,000      6,704,986      7,531,952         55,501
Common stock issued                                        1,240,780      4,235,343
Foreign Currency Translation                                                                                 --          558,395
Net income for the year                                                                                 1,000,228
                                                          ----------     ----------     ----------     ----------     -----------
Balance as at December 31, 1999                            6,408,780      1,265,000     10,940,329      8,532,180        613,896
                                                          ==========     ==========     ==========     ==========     ==========

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

n) Concentrations of Credit Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarly local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at June 30, 2000, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

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

4.  CAPITAL STOCK

a)  Authorized

                   An unlimited number of common stock


      Issued                                  June 30,       December 31,
                                                2000              1999
                                                 $                  $
6,624,655 Common Stock (6,408,780           10,827,104        10,827,104
for December 31, 1999)
1,265,000 Warrants                             113,225           113,225
                                            ----------        ----------
                                            10,940,329        10,940,329

Proceeds of $ 557,387.50 receivable from the issuance of 215,875 common shares on exercise of stock options in January, 2000 less subscription receivable of $ 557,387.50 resulted in no increase in the dollar amount of capital stock.


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


5. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                        June 30,      December 31,
                                                                         2000             1999
                                                                           $                $
                                                                      ----------      ------------
Net Income                                                             1,543,152       1,000,228
Other comprehensive income (loss):
       Foreign currency translation adjustments                          (27,378)        558,395
                                                                      ----------      ----------
                                                                       1,515,774       1,558,623
                                                                      ==========      ==========

Accumulated other comprehensive loss, December 31, 1997                                 (359,434)
Foreign currency translation adjustments for the year ended
    December 31, 1998                                                                    414,935
                                                                                      ----------
Accumulated other comprehensive loss, December 31, 1998                                   55,501
Foreign currency translation adjustments for the year ended
    December 31, 1999                                                                    558,395
                                                                                      ----------
Accumulated other comprehensive loss, December 31, 1999                                  613,896
Foreign currency translation adjustments for the six months ended
 June 30, 2000                                                                           (27,378)
                                                                                      ----------
Accumulated other comprehensive income, March 31, 2000                                   586,518
                                                                                      ==========

6.  UNUSUAL ITEM

The entire 1999 amount represents the net book value of waxes, models and moulds that management decided to write-off. The 2000 amount represents the value of accounts receivable from the 50% owned NetJewels.com that management decided to write-off. The prior period figures for the three months and six months ended June 30, 1999 have been revised to correct the accounting error of not writing off the net book value of waxes, models and moulds as indicated above. Consequently, the following 1999 amounts have been revised:
i) Net income for the three months ended June 30, 1999 has decreased from $1, 302, 760 to $ 728, 537; consequently, the earnings per common share and earnings per common share assuming dilution for the three months ended June 30, 1999 have both decreased from $0.21 to $0.12.
ii) Net income for the six months ended June 30, 1999 has decreased from $ 2,328,764 to $ 1,087,115; consequently, the earnings per common share and earnings per common share assuming dilution for the six months ended June 30, 1999 have decreased from $0.40 to $0.23 and from $0.39 to $0.23 respectively.
iii) Other assets and retained earnings as at June 30, 1999 have both decreased by $ 1,241,649.

7.  NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.

8. CONTINGENCIES
The company is contingently liable under contested lawsuits amounting to approximately $ 2,185,000. In the opinion of management there is no merit for these claims and the company has filed counter claims. No provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

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

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

            Revenues. Revenues for the three months ended June 30, 2000 were $9.0 million, or approximately 2.14% increase over the second quarter of 1999 revenues of $8.8 million Year to date revenue for the period ended June 30, 2000 increased by approximately 9.48% or approximately $1.5 million over the same period in 1999. The increase was mainly the result of increased sales to the Company's Internet and television customer base.

            Gross Profit. Gross profit for the second quarter of 2000 increased by $120,991, or approximately 4.1%, to approximately $3.1 million, as compared to approximately $2.9 million for the second quarter 1999. The increase was mainly a result of increased sales. The year to date gross profit increased in 2000 by $627,405 (11.9%) over the same period in 1999. This was mostly attributable to gross profit percentage increases. For the quarter ended June 30, 2000 gross profit percentage increased from 33.29% in 1999 to 33.93% in 2000. The year to date gross profit percentage increased from 32.47% to 33.2% in 2000.

            Selling Expenses. Selling expenses increased for the quarter by approximately $47,000 from $453,380 in 1999 to $500,019 in 2000, or approximately 10.6%. The increase for the six months ended June 30, 2000 compared to the same period in 1999 was $187,533 (21.3%). The increase was mainly a due to additions to the Company's sales team.

            Administrative Expenses. Administrative expenses for the six months ended June 30, 2000 increased by $113,282, or approximately 17.6%, as compared to the six months ended June 30, 1999. The increase was mainly a result of an increase in the number of administrative employees and an increase in computer related expenses. Administrative expenses for the three months ended June 30, 2000 were $362,543 as compared to $314,189 for the same period in 1999, an increase of approximately 15.6%. The increase in interest expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was approximately $235,000. The increase in the interest expense for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was approximately $100,000. The increase is due mainly to an increase in the operating line of credit due to larger accounts receivable and inventory levels, as well as increases of the interest rates.

            Management of the Company decided to write-off a loan in the amount of $534,653 receivable from a 50% owned company.

            As a result of the above factors, net income at the end of the second quarter of 2000, as compared to the second quarter of 1999, increased from 1,087,115 to $1,543,542, an increase of approximately 42%.

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

            The Company currently has an operating line of credit with The Bank of Nova Scotia in the amount of $21.6 million subject to certain margin requirements. The amount available to the Company is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $10.0 million. The Company utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

            The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at June 30, 2000 amounted to 7.75%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

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

            At June 30, 2000, the Company had loans outstanding to its principal shareholder, Jack Berkovits, of approximately $1.9 million which bear interest at 11.6% per annum.

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

            The net cash used in operating activities for the six months ended June 30, 2000 decreased by approximately $900,000, or approximately 38% to $1,437,308 as compared to $2,314,697 for the six months ended June 30, 1999. The decrease was mainly a result of a decrease in accounts receivable.

            The cash flow from investing activities for the six months ended June 30, 2000 decreased by approximately $300,000, or approximately 65%, to $164,746, as compared to $473,933 for the six months ended June 30, 1999. The decrease was mainly a result of a decrease in the purchases of property and equipment.

            The cash flow from bank financing activities for the six months ended June 30, 2000 increased by approximately $1.5 million, to $422,703, as compared to $(1,047,833) for the six months ended June 30, 1999. This increase was a result of a decrease in the dollar amount of bank loans repaid.

            The cash flow from loans payable for the six months ended June 30, 2000 decreased by approximately $300,000 to $(321,957) as compared to $(639,089) for the six months ended June 30, 1999. The decrease was a result of a decrease in the dollar amount of loans repaid.

            The Company did not receive any proceeds from the issuance of capital stock during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company received approximately $4.4 million in proceeds from the issuance of capital stock.

            The Company anticipates that cash flow from operations, as well as borrowings available under the Company's existing credit line will be sufficient to satisfy the Company's credit needs for the next twelve months. In addition, the Company may sell equity securities to raise additional capital as needed.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


            In August 1999, Engex, Inc. commenced a suit in the United States District Court, Southern District of New York alleging breach of contract and fraud. This proceeding was dismissed with prejudice and without cost on July 29, 2000.

            In January 2000, Haymarket LLC commenced an action in the Supreme Court of the State of New York, County of New York and seeking undetermined damages. The complaint alleges that the Company breached the terms of a Purchase Agreement entered into by the parties. The Company disputes the claims and is proceeding with discovery.

            On August 13, 1997, L. Luria & Son, Inc., a customer of the Company, commenced a Chapter 11 bankruptcy action in the United States Bankruptcy Court in the Southern District of Florida. The Trustee in Bankruptcy sought to recover preferential transfers of approximately $133,857. The Trustee alleged, among other claims, that certain payments were fraudulent conveyance. The Company believed the allegations were without merit. The Company was never properly served with the summons and complaint in this bankruptcy litigation and plaintiff's counsel failed to provide the Company with any proof that the Court extended the time in which service on the Company was to have been made. An Order of Dismissal regarding this action was signed on September 3, 1999.

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

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Reports on Form 8-K.

            The Company did file any reports on Form 8-K during the six month period ended June 30, 2000.

(c)         Exhibits.

            27          Financial Data Schedule

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 D.G. JEWELRY INC.



Dated: August 14, 2000                           By:    /S. S.J. Berkovits
                                                     ---------------------
                                                        S.J. Berkovits
                                                        Chairman, President and
                                                        Chief Executive Officer

                                  EXHIBIT INDEX

27          Financial Data Schedule