Form 10-Q
period 2000-09-30
D G JEWELRY INC
filed 2000-11-20
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 01, 2000 to September 30, 2000

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Province of Ontario                                          N/A
  -------------------------------                           --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)

          1001 Petrolia Road
        Toronto, Ontario Canada                                    M3J 2X7
----------------------------------------                      -----------------
(Address of principal executive offices)                          (Zip Code)

       (416) 665-8844 (Registrant's telephone number, including area code)
       -------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on November 17, 2000 was 6,434,530 shares.

                                D.G. JEWELRY INC.
                SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                         Number
Item 1.   Financial Statements
          Interim Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999...........................................................1
          Interim Consolidated Statements of Income
            for the nine months ended September 30, 2000 and 1999...........................2
          Interim Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999....................................3
          Notes to Consolidated Financial Statements........................................4
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................7
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................10

                                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................................10
Item 2.   Changes in Securities and Use of Proceeds........................................10
Item 3.   Defaults Upon Senior Securities..................................................10
Item 4.   Submission of Matters to a Vote of Security Holders..............................10
Item 5.   Other Information................................................................11
Item 6.   Exhibits and Reports on Form 8-K.................................................11

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of September 30, 2000 and December 31, 1999 (Amounts expressed in US dollars) (Unaudited)


                                                                               September 30,    December 31,
                                                                                   2000          1999
                                                                                     $             $
ASSETS
CURRENT ASSETS

 Cash                                                                                 15,223     1,359,104
 Accounts receivable                                                              25,430,395    24,129,922
 Inventory                                                                        25,771,607    23,310,675
 Cash surrender of life insurance (Note 2)                                            58,240        57,232
 Prepaid expenses and sundry assets                                                   55,319       102,673
                                                                                  ----------    ----------
                                                                                  51,330,784    48,959,606

 PROPERTY, PLANT AND EQUIPMENT                                                     1,200,777     1,128,875

 INVESTMENT (DEFFICIENCY) IN 50% OWNED INVESTEE COMPANY                             (132,804)          141

 GOODWILL                                                                          1,040,000     1,110,000
                                                                                  ----------    ----------
                                                                                  53,438,757    51,198,622
                                                                                  ----------    ----------

 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                                       21,002,437    19,280,551
 Accounts payable and accrued expenses                                             4,793,273     5,892,801
 Income taxes payable                                                              3,830,620     3,195,246
 Current portion of loans payable                                                    187,706       541,849
                                                                                  ----------    ----------
                                                                                  29,814,036    28,910,447

 LOANS PAYABLE (Note 4)                                                            2,000,652     2,201,770
                                                                                  ----------    ----------
                                                                                  31,814,688    31,112,217


 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 5)                                                           10,940,329    10,940,329
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 6)                               477,318       613,896
 RETAINED EARNINGS                                                                10,206,422     8,532,180
                                                                                  ----------    ----------
                                                                                  21,624,069    20,086,405
                                                                                  ----------    ----------
                                                                                  53,438,757    51,198,622
                                                                                  ----------    ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Income
For the three and nine months ended September 30, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                 For Period ended September 30,
                                                            three months               nine months
                                                            $          $             $             $
                                                          2000        1999         2000          1999

 SALES                                                  8,347,414    6,974,520    26,020,862    23,118,091

 Cost of Sales                                          5,407,658    4,519,246    17,212,663    15,421,779

 GROSS PROFIT                                           2,939,756    2,455,274     8,808,199     7,696,312
                                                        ---------    ---------    ----------    ----------
                                                           35.22%       35.20%        33.85%        33.29%
 EXPENSES

 Selling                                                  629,543      564,363     1,694,837     1,442,061
 General and administrative                               522,532      233,823     1,285,208       883,280
                                                        ---------    ---------    ----------    ----------
                                                        1,152,075      798,186     2,980,045     2,325,341
                                                        ---------    ---------    ----------    ----------
 Operating income                                       1,787,681    1,657,088     5,828,154     5,370,971
                                                        ---------    ---------    ----------    ----------

 Interest expenses                                        517,470      506,207     1,351,677     1,105,527
 Other expenses                                           255,854       63,408       473,168       336,381
 Loss on investment in 50% owned investee company          58,184      500,822       132,945       500,822
                                                        ---------    ---------    ----------    ----------
                                                          831,508    1,070,437     1,957,790     1,942,730
                                                        ---------    ---------    ----------    ----------
 Income before income taxes and unusual item              956,173      586,651     3,870,364     3,428,241
 Unusual Item  (Note 7)                                   677,418      767,674     1,212,071     2,009,223
                                                        ---------    ---------    ----------    ----------
 Income Before Income Taxes                               278,755     (181,023)    2,658,293     1,419,018
 Provision for income taxes                               147,665            -       984,051       512,826
                                                        ---------    ---------    ----------    ----------
 Net income                                               131,090     (181,023)    1,674,242       906,192

 Earnings per common share (Note 8)                          0.02        (0.03)         0.25          0.15
                                                        ---------    ---------    ----------    ----------
 Earnings per common share assuming dilution (Note 8)        0.02        (0.03)         0.25          0.15
                                                        ---------    ---------    ----------    ----------
 Average weighted number of shares
     Basic                                              6,649,655    6,374,197     6,649,655     6,027,419
                                                        ---------    ---------    ----------    ----------
     Diluted                                            6,649,655    6,498,773     6,649,655     6,244,624
                                                        ---------    ---------    ----------    ----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                   September 30, September 30,
                                                                      2000           1999
                                                                        $             $

 Cash flow from operating activities:                                1,674,242       906,192
                                                                    ----------    ----------
 Net income
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Amortization                                                      256,421       355,769
     Decrease (increase) in accounts receivable                     (2,266,632)   (3,814,703)
     Decrease (increase) in inventory                               (3,394,289)    1,349,164
     Decrease (increase) in cash surrender value of life insurance      (3,300)        1,345
     Decrease (increase) in prepaid expenses and sundry assets          43,243       (43,529)
     Increase (decrease) in accounts payable and accrued expenses     (863,581)   (1,071,026)
     Increase (decrease) in income taxes                               855,157      (681,929)
     Unusual item (Note 7)                                                         1,687,583
                                                                    ----------    ----------
 Total adjustments                                                  (5,372,981)   (2,217,326)
                                                                    ----------    ----------
 Net cash used in operating activities                              (3,698,739)   (1,311,134)
                                                                    ----------    ----------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                       (258,323)     (504,348)
     Investment in 50% owned investee company                          140,754      (517,539)
                                                                             -             -
                                                                    ----------    ----------
     Net cash used in investing activities                            (117,569)   (1,021,887)
                                                                    ----------    ----------

 Cash flows from financing activities:
     Proceeds from/(repayment of) bank indebtedness                  2,493,877       (94,437)
     Proceeds from/(repayment of) loans payable                       (445,408)   (1,123,089)
     Issuance of capital stock                                               -     3,927,330
                                                                    ----------    ----------
     Net cash provided by financing activities                       2,048,469     2,709,804
                                                                    ----------    ----------

     Effect of foreign currency exchange rate changes                  423,958      (614,744)
                                                                    ----------    ----------
 Net increase (decrease) in cash and cash equivalents               (1,343,881)     (237,961)
 Cash and cash equivalents
         Beginning of period                                         1,359,104       305,784
                                                                    ----------    ----------
         End of period                                                  15,223        67,823
                                                                    ----------    ----------
 Interest paid                                                       1,327,575     1,105,527
                                                                    ----------    ----------
 Income taxes paid                                                     301,425       227,423
                                                                    ----------    ----------

Notes to Financial Statements

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

n) Concentrations of Credit Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarly local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at September 30, 2000, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

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

4. LOANS PAYABLE

Loans Payable includes loans from stockholders of $1,844,450 as on September 30, 2000.($1,905,356 as on December 31,1999)


5. CAPITAL STOCK

a)  Authorized
                 I) 5,000,000 Class A preference Shares
                 2) An unlimited number of common stock


    Issued                            September 30,    December 31,
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

Proceeds of $ 557,387.50 receivable from the issuance of 215,875 common shares on exercise of stock options in January, 2000 less subscrption receivable of $ 557,387.50 resulted in no increase in the dollar amount of capital stock.


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


6. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                    September 30    December 31,
                                                         2000            1999
                                                                           $

Net Income                                            1,692,242        1,000,228
Other comprehensive income (loss):
    Foreign currency translation adjustments           (136,578)         558,395
                                                     ----------       ----------
                                                      1,605,664        1,558,623
                                                     ==========       ==========

Accumulated other comprehensive loss, December 31, 1997          (359,434)
Foreign currency translation adjustments for the year ended
    December 31, 1998                                             414,935
                                                                 --------
Accumulated other comprehensive loss, December 31, 1998            55,501
Foreign currency translation adjustments for the year ended
    December 31, 1999                                             558,395
                                                                 --------
Accumulated other comprehensive loss, December 31, 1999           613,896
Foreign currency translation adjustments for the nine months
    ended September 30, 2000                                     (136,578)
                                                                 --------
Accumulated other comprehensive income, September 30, 2000        477,318
                                                                 ========


7. UNUSUAL ITEM

The 1999 amount represents $1, 687, 783 being the net book value of waxes, modes and models that management decided to write-off. and $321,640 which represents the value of accounts receivable from the 50% owned NetJewels.com that management decided to write-off. The prior figures for the three and nine months ended September 30, 1999 have been revised to correct the accounting error of not writing off the net book value of waxes, models and moulds and a portion of accounts receivable from the 50% owned NetJewels.com as indicated above. Consequently, the following 1999 amounts have been revised:
i) Net income for the three months ended September 30, 1999 has decreased from $ 236,627 to a Net loss of $ 181,023; consequently, the earnings per common share and earnings per common share assuming dilution for the three months ended September 31, 1999 have both decreased from $ 0.04 to a loss of $0.03.
ii) Net income for the nine months ended September 30, 1999 has decreased from $ 2,565,391 to $ 906,192; consequently, the earnings per common share and earnings per common share assuming dilution for the nine months ended September 31, 1999 have decreased from $ 0.43 and $ 0.41 to $0.26 and $0.26 respectively.
The entire 2000 amount represents the value of accounts receivable from the 50% owned NetJewels.com that the management decided to write-off ($ 884,653) and a provision for the estimated costs of moving the manufacturing plant from Houston to the Toronto location ($ 327,418). The Aviv plant was closed effective November 06, 2000. All the manufacturing was moved to our Toronto plant; the customer service and repairs functions were kept in Houston, as was our jewelry store, New York Gold and Diamonds.


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


9. CHANGE OF NAME

The Company changed the name from "D.G. Jewellery of Canada Ltd." to "D.G. Jewelry Inc." effective July 29, 1999.

10. CONTINGENCY

The Company is a defendant in a lawsuit arising from an agreement with Haymarket LLC. On November 16, 2000, the jury rendered a verdict in favor of the Company which was reversed by the judge who directed a verdict for the plaintiff. The judge indicated he will put a stay on the obligation to give additional shares to the plaintiff and the determination of monetary damages pending the appeal of the Company to the higher court. No provision has been recorded in the accounts for possible loss. Should any expenditures be incurred by the Company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.

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

Results of Operations

Three Months September 30, 2000 Compared to the Three Months Ended September 30,1999.

Revenues for the three months ended September 30, 2000 were $ 8.3 million, or approximately 20% increase over the third quarter of 1999 revenues of approximately $7.0 million. This increase is mainly the result of increased sales to the internet and television customer base.

Gross profit for the third quarter of 2000 was $2.9 million which is an increase of $ 484,482 (19.75%) over the third quarter This9was attributed to the increase in sales.

For the quarter ended September 30, 2000 gross profit increased from 35.20% in 1999 to 35.22% in 2000.

Selling expenses increased in the quarter by approximately $ 65,000 from $ 564,363 in 1999 to $ 629,543 in 2000 (11.7%). The increase for the three months is mostly due to the increase in sales.

Administrative expenses of $522,532 for the three months ended September 30, 2000 were approximately 123% higher than the three months ended September 3o, 1999 mainly due to additions to our administrative staff and some computer related expenses.

The increase in interest expense for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was approximately $11,000. The increase was due mainly interest rate fluctuations and an increased loan level.

The unusual items decreased by approximately $ 90,000 or 12%. The 1999 unusual items consisted of $ 446,034 of net book value of waxes, models and molds and $ 321,640 of accounts receivable from the 50% owned NetJewels.com that the management decided to write-off. The unusual items pertaining to 2000 include $ 350,000 of accounts receivable from the 50% owned NetJewels.com that management decided to write-off and $ 327,418 allocated to moving costs of the Houston manufacturing plant to our Toronto location relating to Aviv Inc.

As a result of the above factors, net income for the third quarter of 2000 as compared to the third quarter in 1999 increased to $ 131,090 from a loss of $ 181,023 (after unusual item of $ 767,674 for 1999).


Nine Months September 30, 2000 Compared to the Nine Months Ended September 30,1999.

Revenues for the nine months ended September 30, 2000 were $ 26.0 million, or approximately 12.6% increase over the 1999 revenues of approximately $23.0 million. This increase is mainly the result of increased sales to the internet and television customer base.

Gross profit for the nine months ended September 30,2000 was $8.8 million which is an increase of $ 1,111,887 (14.4%) over the same period in 1999. The increase is attributed to the increase in gross profit as a percentage of sales and increased sales. For the period ended September 30, 2000 gross profit increased from 33.29% in 1999 to 33.85% in 2000.

Selling expenses increased in the nine months by approximately $ 253,000 from $ 1,442,061 in 1999 to $ 1,694,837 in 2000 (17.5%). The increase for the nine months is mostly due to the increase in sales.

Administrative expenses of $1.285,208 for the nine months ended September 30, 2000 were approximately 45.5% higher than the nine months ended September 30, 1999 mainly due to additions to our administrative staff and some computer related expenses.

The increase in interest expense for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was approximately $246,000. The increase was due mainly interest rate fluctuations and an increased loan level.

The unusual items decreased by approximately $800,000 or 40%. The 1999 unusual items consisted of $ 1,687,583 of net book value of waxes, models and molds and $ 321,640 of accounts receivable from the 50% owned NetJewels.com that the management decided to write-off. The unusual items pertaining to 2000 include $ 884,653 of accounts receivable from the 50% owned NetJewels.com that management decided to write-off and $ 327,418 allocated to moving costs of the Houston manufacturing plant to our Toronto location relating to Aviv Inc.

As a result of the above factors, net income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 increased to $ 1,674,242 from $ 906,192 (after unusual item of $ 2,009,223 for 1999.).

Liquidity and Capital Resources

The net cash used in operating activities increased by approximately $ 2.4 million for the nine months ended September 30, 2000 over September 30, 1999. The principal use of cash was traced mainly to an increase in inventory of $3.4 million.

The cash flow used in investing activities decreased by approximately $ 0.9 million for the nine months ended September 30, 2000 over September 30, 1999, which was mainly owing to a decrease in purchases of property, plant and equipment.

The cash flow from bank financing increased by approximately $ 2.5 million as compared to the previous period in 1999. The Company repaid approximately $ 650,000 less in loans.

The Company did not receive proceeds from the issuance of capital stock for the nine months ended September 30, 2000, as compared to the proceeds of $ 3,927,330 for the previous period in 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit arising from an agreement with Haymarket LLC. On November 16, 2000, the jury rendered a verdict in favor of the Company which was reversed by the judge who directed a verdict for the plaintiff. The judge indicated he will put a stay on the obligation to give additional shares to the plaintiff and the determination of monetary damages pending the appeal of the Company to the higher court.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 2000, the Company held its 1999 Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders were asked to vote upon: (i) the election of six directors to serve for the ensuing year; (ii) an amendment to the Company's articles of incorporation to authorize 5,000,000 preferred shares; and (iii) the appointment of an independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                                        For           Withheld         Against
Samuel J. Berkovits                  6,149,738            0             48,316
Meyer Feiler                         6,149,738            0             48,316
Theodore L. Bonsignore               6,149,738            0             48,316
Jay M. Kaplowitz                     6,149,738            0             48,316
Steven Reichmann                     6,149,738            0             48,316
Saul M. Muskat                       6,149,738            0             48,316

Samuel J. Berkovits, Meyer Feiler, Theodore L. Bonsignore, Jay M. Kaplowitz, Steven Reichmann and Saul M. Muskat were duly elected as Directors of the Corporation to serve until the Annual Meeting of Stockholders in the year 2001 or until their respective successors have been duly elected and qualified.

         The amendment to the Company's articles of incorporation authorizing 5,000,000 shares of preferred stock was approved by the following vote:


              For                    Against                    Abstain

           2,656,867                 76,951                      8,460

         3,455,776 shares were not voted on this proposal.

         Schwartz, Levitsky, Feldman, LLP, Chartered Accountants was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

              For                    Against                    Abstain

           6,160,728                 35,566                      1,760


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

(c)      Exhibits.

         27       Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        D.G. JEWELRY INC.



Dated: November 20, 2000                By:/s/ Jack Berkovits
                                           -------------------------------------
                                           Jack Berkovits
                                           Chief Executive Officer

                                  EXHIBIT INDEX

27       Financial Data Schedule