Form 10-K
period 2000-12-31
D G JEWELRY INC
filed 2001-04-11
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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



Common Stock Purchase Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 3, 2001 was $1,464,704.

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

         The number of shares outstanding of the registrant's Common Stock, no Par Value, on April 3, 2001 was 6,649,655 shares.

         Documents incorporated by reference: None

                                D.G. JEWELRY INC.
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business........................................................................1
Item 2.  Properties......................................................................8
Item 3.  Legal Proceedings...............................................................9
Item 4.  Submission of Matters to Vote of Security Holders..............................10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matter ...................................................11
Item 6.  Selected Financial Data........................................................14
Item 7.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.............................................15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................18
Item 8.  Financial Statements and Supplementary Data....................................19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures.................................................19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............................20
Item 11. Executive Compensation.........................................................22
Item 12. Security Ownership of Certain Beneficial Owners and Management.................28
Item 13. Certain Relationships and Related Transactions.................................30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................32

Signatures..............................................................................33

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy, (ii) the Company's expansion plans and (iii) the Company's capital expenditures, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 3, 2001, the exchange rate was Cdn$1.5792 per US$1.00.

Year Ended December 31,          1994        1995         1996         1997          1998          1999           2000
-----------------------          ----        ----         ----         ----          ----          ----           ----

Rate at end of period          $0.7143     $0.7353      $0.7299      $0.6991       $0.6532       $0.6929       $ 0.6687
Average rate during period      0.7299      0.7299       0.7353       0.7223        0.6745        0.6730         0.6675
High                            0.7092      0.7009       0.7212       0.6945        0.7061        0.6929         0.6417
Low                             0.7642      0.7533       0.7526       0.77493       0.6376        0.6582         0.6993

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

             Our operations are divided into two divisions. The "DG division" manufactures and distributes value priced stone-set rings and other jewelry products. We have operated the DG division in Canada for 32 years. The "Diamonair" division assembles and distributes jewelry, primarily set with synthetic stones. We acquired Diamonair in November, 1997.

             Growth has been achieved by providing our customers with quality and service and in recent years through our manufacturing process, which enables us to provide our customers with value priced stone-set mass appeal jewelry at lower cost than many of our competitors. We maintain long-standing relationships with Canadian customers such as, The Twain Group, Zellers, Inc. and The Shopping Channel. In the last five years, we have also focused on the much larger American market. The DG division currently sells products to customers such as Wal-Mart, Value Vision International Inc., Suarez Corporation, which is a direct mail order company, and others, including Zales Corporation, the largest jewelry retailer in the United States. We have also utilized strategic acquisitions to increase our presence in the United States. Diamonair's customers include Finlay Fine Jewelry Corp, which operates leased fine jewelry departments in department stores for retailers such as May Department Stores and Federated Department Stores. In 2000, approximately 79.6% of our sales were in the United States, as compared to 69.7% and 81% in 1999 and 1998, respectively.

Business Strategy

             We believe that our business strategy is enabling us to become a leader in the value priced, stone-set jewelry market. We believe that our business strategy allows us to leverage the expertise and customer base we have established in the Canadian market to increase sales in the much larger markets of the United States. We also believe that we can increase sales of our other products, including bridal jewelry, by integrating our divisions. Our primary business strategies are as follows:

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

Integrate the Aviv and Diamonair Acquisitions

             We completed both the Aviv and Diamonair acquisitions in 1997.
The DG division manufactures products for Diamonair and the Aviv line which has been moved from Houston to Toronto. We continue to review the Diamonair product lines to determine how to continue to manufacture more of their product lines with our manufacturing process. We have begun to utilize each division's distribution lines and customers to promote and "cross-sell" the products of the other divisions. We believe that we will continue this cross-promotion to increase the rate of penetration of our products into the U.S. markets.

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

             We also sell our products through non-traditional wholesale distribution outlets such as Internet wholesale advertising services, liquidation operations and consumer product rental companies. Management believes that our products are ideal for non-traditional type outlets, which usually feature moderate and lower priced products. D.G is the sole supplier to NetJewels.com, Inc. which is 50% owned by us and 50% owned by two sons of Jack Berkovits. See "Certain Transactions".

Maintain a Broad Product Mix

             We maintain a broad product mix so that we can meet the varying needs of our customers, who range from discount stores such as Wal-Mart, Inc. to department stores such as Saks Fifth Avenue. This also enables us to supply each customer with a number of different styles of each product, which jewelry retailers generally like to have in stock. The DG division and Diamonair currently offer our customers approximately 11,000 and 700 styles of rings, respectively. We also offer our customers over 1,000 other products, the majority of which consist of pendants and earrings.

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

Marketing

             We maintain sales offices at our Toronto headquarters, at the Aviv office facility in Houston, Texas and at the Diamonair offices in Cedar Knolls, New Jersey. Our sales staff promote our products to a wide range of customers via existing relationships, trade shows and product presentations.

             We seek to provide value priced, quality products. Price and quality are of particular importance in the jewelry market because, except at the highest end of the market, advertising and brand name recognition are minimal. We believe that our manufacturing process allows us to provide our customers DG division products at prices that are competitive with or lower than our competitors' products. Similarly, the incorporation of DG division products and manufacturing into Diamonair has allowed for competitive pricing of that division's products. The Aviv line, which usually is made of more expensive metals and contains more expensive stones, is also competitively priced when compared with goods of similar quality. Marketing of the Aviv line is aided by Aviv's specialization in bridal jewelry, which allows our sales people to focus their marketing efforts on certain market segments.

             Often, retail stores are provided pre-arranged presentation trays. These trays usually contain our most popular styles in common sizes. We believe that these trays make it convenient and cost effective for retail stores to display and promote our products. We believe that retail store operators who utilize these pre-arranged presentation displays, which may include point-of-purchase displays, will elicit impulse purchases of our products because the styles are familiar to customers and are priced at attractive levels. Aviv also utilizes independent sales representatives, who promote Aviv's products to smaller retail outlets.

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

Customers

             We maintain a broad base of customers concentrated in four major jewelry segments: (i) department stores such as Sears Roebuck, J.C. Penney and Saks Fifth Avenue (our products are also sold in certain Federated Department Stores and May Department Stores through Finlay Fine Jewelry Corp., an operator of jewelry boutiques within other department stores); (ii) specialty markets, such as The Shopping Channel (Canada), ValueVision; and (iii) jewelry chain stores such as Zales Corporation, Gordons, Freidmans and others and (iv) mass merchandisers such as Zellers, Inc. and Wal-Mart. We generally do not sell pursuant to any formal or long-term contracts, although we do have a long-term supply agreement with Zellers, Inc.

             For the year ended December 31, 2000, two major customers accounted for approximately 59.52% of sales. For the year ended December 31, 2000, ValueVision accounted for 44.52% of sales and Diamante and Pegasus accounted for approximately 15% of sales. No other customer accounted for more than 10% of sales for the year ended December 31, 2000. For the year ended December 31, 1999, two major customers accounted for approximately 43% of sales. For the year ended December 31, 1999, Value Vision accounted for approximately 27% of sales and Diamante accounted for 16% of sales. Other than ValueVision and Diamante, no customer accounted for more than 10% of sales in the year ended December 31, 1999. The loss of any of these customers or a significant reduction in their orders would have an adverse effect on D.G. Jewelry Inc.

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

             Rings account for approximately 90% of our sales by units sold and dollar revenue. The D.G. division currently offers approximately 6,000 styles of rings. The rings are moderately priced and the average wholesale price of the rings is approximately $150.00. The retail price of the D.G. division's better selling products ranges from $30.00 to $600.00, although some products can be sold for as much as $1,000. The rings are made principally in 10 karat gold. Our products contain a variety of stones classified as diamonds, precious (e.g., rubies, sapphires, emeralds), semi-precious (e.g., garnet, topaz, amethyst, aquamarine, opal) or synthetics (e.g., cubic zirconia, spinel). The use of stones increases average unit sales price and results in greater margins. Additionally, the inclusion of stones creates a greater margin flexibility to insulate us from fluctuation in the value of gold. The D.G. division manufactures a number of rings with multiple stones because management believes our manufacturing process allows us to produce multiple stone items at a cost lower than our competitors.

             The Aviv line which is in the process of being integrated in the Diamonair operation offers approximately 5,000 rings, most of which are intended to be used as wedding or engagement rings. The rings are made up of precious metals, including 22 karat gold and platinum. The average wholesale price of the Aviv line is $700.00. The retail price of Aviv's better selling products ranges from between $500.00 and $1,500.00. Some of Aviv's diamond rings are sold for more than $5,000.

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

             Through each of our two divisions, we offer approximately 1,000 earrings and pendants. Many of these products are manufactured through our manufacturing process, which allows us to produce these items at costs which are competitive with or less than our competitors. We also design earrings and pendants to match some of our rings so that the products can be sold as a set.

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

             Currently, manufacturing and other operations for the Aviv product line are accomplished at our facilities in Toronto and New Jersey.

             Diamonair primarily purchases products from the D.G. division and other manufacturers in a finished condition. However, Diamonair does do some assembly, repair and packaging of its products from its facility in Cedar Knolls, New Jersey.

             The manufacturing process in the jewelry industry results in great volumes of gold scrap. We have strict controls to minimize waste. Management believes that our manufacturing processes reduce the handling of the end jewelry product and accordingly, the quantity of jewelry scrap is greatly reduced. The scrap in the form of chips, filings, grindings and sweepings, are recovered by us and sent to refiners to recover the gold. Our recovery from refiners in 2000 and 1999 were 4,992 ounces or approximately $1,219,826 and 4,774 ounces or approximately $1,406,029 respectively.

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

Insurance

             We maintain primary all-risk insurance to cover thefts and damage to inventory located on our premises. We also maintain insurance covering thefts and damage to the inventory we own which is located off-site. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold supplied by us. We maintain fidelity insurance which provides coverage against theft or embezzlement by our employees. Additionally, we maintain director's and officer's liability insurance in the amount of approximately $10,000,000.

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

Employees

             At April 3, 2001, we employed 153 persons on a full-time basis, including approximately 128 engaged in manufacturing and distribution, 10 salespeople, 20 general and administrative and 7 executives, each of whom performs various other functions such as sales and marketing.

             We have no unions and believe we have an excellent relationship with our employees.

Environmental Compliance

             Certain of the manufacturing processes utilized by us require the use of chemicals and other hazardous materials. We have an ongoing compliance program to ensure that our manufacturing processes are in compliance with environmental rules and regulations.

Seasonality

         Retail sales of jewelry are generally weighted to the fourth quarter. For most manufacturers these sales patterns reflect a business that tends to fall one-third in the first half of the year with the remaining two-thirds in the second half of the year. Our sales in the first half of 2000 represented approximately 44.23% of total revenues.

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

ITEM 2.         PROPERTIES

         Our executive and administrative offices and primary manufacturing and marketing facilities are located in a 23,000 square foot facility in Toronto, Ontario. This facility is leased from 1001 Petrolia Road Limited Partnership, the general partner being 1013418 Ontario Inc. Jack Berkovits, Chairman, CEO and President of D.G. Jewelry Inc. is the sole shareholder, officer and director of the general partner, 1013418 Ontario Inc. The lease is a 10 year net, net lease and expires January 31, 2005. Annual lease payments are $124,387.78, increasing each year by the greater of $.33 a square foot or the percentage increase in the Consumer Price Index for the Municipality of Metropolitan Toronto. Real estate taxes, utilities, maintenance and insurance cost us approximately $105,854.82 for the 12 months ended December 31, 2000. Management is of the opinion that the terms of the lease are as favorable as could be obtained from unaffiliated third parties. See "Certain Transactions."

         The general partnership, 1013418 Ontario Inc, of which Mr. Berkovits is the sole shareholder, officer and director, originally obtained a $660,000 five year mortgage on the property from the Canadian Imperial Bank of Commerce in 1993. At December 31, 2000 the mortgage was $504,759. The loan bears interest at 7.8% and was renewed in October 1998 for an additional five years. We are a guarantor of this mortgage. A second mortgage was obtained to secure our financing facilities with The Bank of Nova Scotia.

         Effective as of June 1, 1997, we entered into a sublease for the 25,000 square foot manufacturing and office facility in Houston, Texas from which Aviv, Inc. had operated prior to its acquisition. The sublease is to terminate on the earliest of (i) May 30, 2003, (ii) four months after we give notice, or (iii) upon termination of the primary lease on the property. The primary lease is not due to terminate until March 2014, although it is terminable by the landlord upon certain events, such as the failure of the tenant to pay rent. We pay annual rent of $130,484. In October 2000, the manufacturing operations of the Houston facility were transferred to our facility in Toronto. We currently use the Houston facility for our retail store, which occupies approximately 1,500 square feet, and for minor repairs and storage.

         Effective as of November 21, 1997, we entered into a sublease for the 7,880 square foot facility in Cedar Knolls, New Jersey that Litton Systems had used to operate Diamonair prior to its acquisition. We have the option, upon thirty days notice, to reduce the total area which it occupies and receive a proportionate reduction in rent so long as we occupy at least 5,000 square feet. The sublease was renewed on November 20, 1999 for a further one-year period to November 1, 2000 with an option to extend to September 30, 2001, which option has been exercised. We pay annual rent of $84,789. We use the facility for the assembly and storage of Diamonair products, as well as sales, design and administrative offices.

         We believe that our facilities are adequate for our current operating levels and presently foreseeable growth.

ITEM 3.           LEGAL PROCEEDINGS

          In January 2000, Haymarket LLC commenced an action in the Supreme Court of the State of New York, County of New York, and seeking undetermined damages. The complaint alleged that D.G. breached the terms of a Purchase Agreement entered into by the parties. In its defense, D.G. asserted that Haymarket was barred from enforcing the agreement because it had wrongfully and in bad faith manipulated the price of D.G. Jewelry stock downwards. The case was split into separate determinations on the issues of liability and damages, and the issue of liability was tried before a jury in November, 2000. On November 16, 2000, the jury returned a verdict in D.G.'s favor, and the judge thereafter set aside the jury verdict and directed a verdict for Haymarket. On December 13, 2000, the court entered judgment for Haymarket, ordering the delivery of 316,933 shares of D.G.'s stock to Haymarket. D.G. filed a Notice of Appeal on January 4, 2001 and obtained a stay of enforcement on the order requiring delivery of the shares while the appeal is pending. No trial on damages will be scheduled unless D.G. fails to prevail on its appeal.

In November, 2000, Aviv, Inc. commenced an action against Samuels Jewelers Inc. in the State of Texas at Austin, Texas, to recover an account balance totaling some $480,000, of which some returns of approximately $280,000 have been received. Currently there remains an outstanding net balance of approximately $184,000. Samuels has defended claiming all products were delivered on a consignment basis, which Aviv denies. Pleadings have been completed and the case remains pending. Aviv, Inc. is a wholly-owned subsidiary of DG.

Other than the above, the Company is not involved in any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not required.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the initial public offering of our common stock on April 17, 1997, our common stock and warrants were traded on the Nasdaq Small Cap Market under symbols "DGJL." and "DGJW," respectively. On May 27, 1999, our common stock began trading on the Nasdaq National Market System. As of February 9, 2001, our common stock once again began trading on the Nasdaq Small Cap Market. Prior to April 1997, there was no market for our shares of common stock.
There is no non-United States trading market for our securities and there is no limitation on non-Canadians owning shares of our common stock.

         The following table sets forth the high and the low sales prices for our common stock during each quarter for the last two fiscal years through the first quarter of fiscal 2001.*

                                                           Common Stock
                                                           ------------
                                                  High                  Low
                                                  ---------------------------
Fiscal 1999
First Quarter                                     9.750                 4.000
Second Quarter                                    9.063                 5.625
Third Quarter                                     8.250                 3.875
Fourth Quarter                                    5.688                 2.625

Fiscal 2000
First Quarter                                     4.000                 2.875
Second Quarter                                    3.375                 1.750
Third Quarter                                     2.125                 1.281
Fourth Quarter                                    2.000                 0.688

Fiscal 2001
First Quarter                                     1.563                 0.844

* Prior to May 27, 1999, the company's stock was trading on the Nasdaq Small Cap Market. On February 9, 2001, the company's common stock once again began trading on the Nasdaq Small Cap Market. For stocks trading on the Small Cap Market, the stock price information required is the high and low bid prices. In Fiscal 1999, First Quarter, the high and low bid prices were 9.625 and 4.500 respectively, and in Fiscal 1999, Second Quarter, the high and low bid prices were 9.000 and
5.625 respectively. In Fiscal 2001, First Quarter, the high and low bid prices were 1.375 and 0.813 respectively.

         As of April 3, 2001, there were 20 shareholders of record and approximately 1,000 beneficial owners.

         On April 3, 2001, the last sale price of our common stock as reported on the Nasdaq Small Cap Market System was $1.00.

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

Common Stock

             We are authorized to issue an unlimited number of shares of common stock, no par value per share, of which 6,649,655 shares of common stock are issued and outstanding as of April 3, 2001. All outstanding shares of common stock are validly authorized, issued, fully paid, and non-assessable.

             The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of common stock are entitled to receive ratably dividends as may be declared by the board of directors out of funds legally available therefore. In the event of our liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all assets remaining, if any, after payment of liabilities. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

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

Class A Preference Shares

                  In August, 2000, the Articles of Incorporation were amended to increase the authorized capital of the Company by the creation of five million (5,000,000) Class A Preference Shares, issuable in series as determined by resolution of the Board of Directors, who shall also determine the designation, rights privileges, restrictions and conditions attaching to the shares in any series, subject to the limitations set out in the articles. The Class A Preference Shares shall be entitled to priority over the common shares of the Company and over any other shares of any other class ranking junior to the Class A Preference Shares with respect to priority in the payment of dividends and the return of capital and the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or any other distribution of the assets of the Company among its shareholders for the purpose of winding up its affairs. No series of Class A Preference Shares shall rank in priority to any other series of such shares in respect of dividends or return of capital in such circumstances. No dividends on the common shares may be declared or set aside for payment, except with approval of all holders of Class A Preference Shares, nor shall the Company call for redemption or purchase for cancellation or otherwise reduce or pay off any shares, unless all dividends on Class A Preference Shares shall have been declared and paid or set aside for payment. The holders of the Class A Preference Shares are not entitled to receive notice of nor to attend or vote at any meeting of the shareholders of the Company, except a meeting of the Class A Preference shareholders

                  As of April 3, 2001, there were no issued and outstanding Class A Preference Shares.

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

             None of these warrants have been exercised as of April 3, 2001.

Transfer Agent

             The transfer agent of our shares of common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. American Stock Transfer & Trust Company also acts as the warrant agent for our warrants.

ITEM 6.      SELECTED FINANCIAL DATA

             The following summary financial information for the fiscal years 2000, 1999, 1998 and 1997 have been derived from the audited financial statements of the Company.

             The following selected statement of operations data is for the period from January 1, 1997 through December 31, 2000. The selected balance sheet data is for the period from January 1, 1997 through December 31, 2000. The statement of operations and balance sheet data is derived from our financial statements and the related notes included elsewhere in this report. Our books and records are maintained in Canadian Dollars, but our auditors have reconciled such financial data to United States dollars and the financial statements contained herein have been prepared in accordance with generally accepted accounting principles in the United States. All information should be read in conjunction with our consolidated financial statements and the notes which are attached hereto.

                                                     Year ended, December 31,
                                             1997              1998                 1999                2000
                                             ----              ----                 ----                ----
                                                     (in thousands except per share data)

Statement of Operations Data:
Revenue                                     $22,128           $35,350             $35,414             $39,956
Gross profit                                  6,450            11,495              13,059              14,798
Net income                                    1,045             3,279               1,000               1,382
Net income per share - diluted                  .22              0.59                0.16                0.21



                                                    Year ended, December 31,
                                             1997              1998                 1999                2000
                                             ----              ----                 ----                ----
                                                     (in thousands except per share data)
Balance Sheet Data:
Working capital                            $10,235            $13,735             $20,400             $20,882
Total Assets                                34,283             43,504              51,512              56,065
Long-term debt                               2,865              2,696               2,202               2,164
Total liabilities                           23,688             29,211              31,112              35,183
Shareholders' equity                        10,595             14,292              20,400              20,882

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. See "Special Note Regarding Forward-Looking Statements."

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

         Our utilization of our high-volume manufacturing techniques sometimes results in excess inventories. In the past, we either sold these excess inventories in lots at prices which usually resulted in losses of our investment in labor and overhead and without recovering our full cost of stones, or we internally recycled the metal and most stones by disassembling the product, re-melting the gold or silver and removing the stones. This recycling resulted in additional incurred labor and overhead costs. Once Diamante established its factory outlet stores, it provided us with an opportunity to sell our excess inventories on more favorable terms. By selling to Diamante, we avoid the costs and losses that we had incurred in the past and we are afforded a more advantageous method of dealing with our excess inventories. We are the exclusive supplier of products to Diamante and our account receivable from Diamante is fully secured by all the assets of Diamante, which security interest has been pledged by us to The Bank of Nova Scotia for our financing facilities. In addition, we perform certain administrative functions for Diamante. We are also the exclusive supplier of products to Pegasus Acquisition Corp. I, a Delaware corporation owned by Yamit Karp of Toronto. Yamit Karp is a daughter of Jack Berkovits, CEO of D.G. Pegasus owns and operates three stores in Phoenix, Arizona.

         Generally, we do not provide products pursuant to long-term contracts. We have an exclusive jewelry supply contract with Zellers, Inc. of Canada that, pursuant to its terms, is to terminate in December 2004. Sales to Zellers Inc. of Canada were $1.6 million in 1996, $550,000 in 1997, $1,814,000 in 1998,
$862,526 in 1999 and $1,192,513 in 2000.

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

         Sales of Diamonair products in 2000 on a non-consolidated, unaudited basis were $5.7 million and the profit margin was approximately 41.5%. Diamonair purchased products from approximately 25 suppliers. We have consistently increased the amount of Diamonair products manufactured by us using our manufacturing process thus increasing consolidated gross margins. We have increased sales of Diamonair products by introducing the Diamonair products into the distribution lines used by the D.G. division.

         On February 10, 1998, we completed our acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997.

         Of Aviv's total sales of approximately $7.8 million, approximately $1.2 million were attributable to the New York Gold and Diamond Exchange, a retail store at Aviv's facilities in Houston, Texas. The profit margin on Aviv's sales were approximately 18.6% for the year ended December 31, 2000. We do not anticipate that the cost of many of the Aviv products will be reduced significantly by our manufacturing process. Aviv's products generally are made with more expensive metals and stones than our other products. Therefore, savings in the manufacturing process do not result in unit cost reductions that are material in relation to the total price of the Aviv jewelry. We also intend to increase sales of Aviv products by introducing the Aviv products to the distribution lines used by the D.G. division and Diamonair division.

         We continuously review our administrative costs to determine if there are areas where expenses could be reduced through further integration and consolidation of the acquisitions. Although we expect to achieve some level of consolidation, these potential cost reductions are limited in many areas because
(i) operating in the United States and Canada limits the advantages of consolidating certain accounting and human resources functions and (ii) management believes that maintaining the existing Aviv and Diamonair sales offices and Diamonair's manufacturing facilities will be beneficial for maintenance of those divisions' existing customer relationships and will increase our opportunities in the United States.

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

Results of Operations

Year Ended December 31, 2000 ("Fiscal 2000") Compared to Fiscal Year Ended December 31, 1999 ("Fiscal 1999")

         Sales for Fiscal 2000 were $39,955,503 as compared to $35,414,133 for the year ended December 31, 1999, an increase of approximately 12.8%. This increase is due mostly to larger sales to NetJewels.com, Diamante Fine Jewellery Limited and Pegasus Acquisition Corp. I. The cost of sales increased by approximately $2.9 million as compared to the previous fiscal year and the gross profit increased by 0.16% (From 36.88% in 1999 to 37.04% in 2000). Operating expenses increased to $5,727,308 for the year ended December 31, 2000 from $4,257,790 for the year ended December 31, 1999. This resulted mostly from an increase of approximately $1.5 million in selling expenses. Most of the increase is due to an increase in bad debt expense of approximately $980,000. Operating expenses represented 14.33% of revenues in Fiscal 2000 compared to 12.02% in Fiscal 1999.

         Interest expenses increased by approximately $94,000 due to increased financing to service our growth during the year.

         Operating income for the year was $9,070,937 or $1.36 per share as compared to $8,800,847 or $1.39 per share on a fully diluted basis in 1999. The number of shares outstanding in 2000 (on fully diluted basis) were 6,649,655, as compared to 6,343,622 in Fiscal 1999. The Company decided to write-off a portion of the loans receivable from Diamante Fine Jewelry Inc. ($269,320), the full amount of the receivable from its 50% owned subsidiary, NetJewels.com, Inc. in the amount of $2,109,496, and to set-up the potential liability on the litigation associated with Haymarket ($2,403,869). The total unusual write-offs amounted to $4,782,685.

         As a result, income before income taxes and discontinued operations was $2,357,050 in Fiscal 2000 as compared to $1,553,482 in Fiscal 1999, an increase of $803,568. Income taxes increased by $288,014, from $553,254 in Fiscal 1999 to $841,268 in Fiscal 2000. Income before loss from discontinued operation was $1,515,782 in 2000 as compared to net income of $1,000,228 in 1999. The loss from discontinued operations (Aviv Inc.) was $133,875, resulting in a net income of $1,381,907.

Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

         Sales for the year ended December 31, 1999 were $35,414,133 as compared to $35,350,022 for the year ended December 31, 1998. The modest increase in sales is the result of Management's decision to decrease sales to some accounts that carried a lower than targeted gross profit. As a result, the cost of sales decreased by approximately $1.5 million as compared to the previous fiscal year and the gross profit increased by 4.36%. Operating expenses decreased to approximately $3.9 million for the year ended December 31, 1999 as compared to approximately $4.9 million for the year ended December 31, 1998. Operating expenses represented 11.13% of revenues in the year ended December 31, 1999 as compared to 13.9% in the year ended December 31,1998. Other income recorded in Fiscal 1998 was primarily the result of the Zellers settlement.

         Interest expenses increased by approximately $29,000. Other expenses decreased by approximately $730,000. Most of the difference is attributable to a decrease in bad debt expense.

         Income before income taxes was $1,553,482 as compared to $4,756,061, a decrease of $3,202,579. Income taxes decreased by $924,115, from $1,477,369 to $553,254 in the year ended December 31, 1999. Net income was $1,000,228 in the year ended December 31,1999 as compared to net income of $3,278,692 in the year ended December 31, 1998.

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

         We currently have an operating line of credit with The Bank of Nova Scotia in the amount of $21.3 million subject to certain margin requirements. The amount available to us is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $10.3 million. We utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

         Our borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at April 3, 2001 amounted to 7.50%. Interest on any borrowings is payable monthly. We are in full compliance with all of the banking covenants (including the financial covenants and ratios) and are required to report to our bankers on a monthly basis.

         Our obligations under the revolving credit facility are secured by a security interest on all of our assets, guaranteed by Diamante and Pegasus, jewelry retail chains owned by Mr. Berkovits' daughter and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to us, which mortgage we have guaranteed.

         For the year ended December 31, 2000, we used cash in operating activities of $173,587; accounts receivable increased by $3.1 million and inventory increased by $2.2 million.

         Our accounts receivable net of allowances for doubtful accounts as of December 31, 2000 were $27.2 million, or 68% of revenue for the year ended December 31, 2000. Accounts receivable is such a large percentage of sales because (i) accounts receivable include a 7% goods and services tax and a 10% federal excise tax on most Canadian sales, which taxes are not included in sales, and (ii) sales volume is generally higher in the fourth quarter and some customers do not pay us for goods until after the holiday selling season.

         Our inventory as of December 31, 2000 was $25.5 million, or 64% of revenue for the year ended December 31, 2000. Inventory is such a large percentage of sales because the inventory reflects needs for both divisions for their anticipated expansion and growth in 2001.

         At December 31, 2000, we had loans outstanding to our principal shareholder, Jack Berkovits, of approximately $1.9 million which bear interest at 15.0% per annum.

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

         We are required to issue additional shares of our common stock to cover any potential adjustment in the amount of shares of common stock purchased in the May private placement offering. Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and us, the number of shares purchased by Haymarket, LLC will be adjusted to reflect a reset in the purchase price of the shares acquired according to the following terms: (i) the reset price of the shares will be the average of the lowest twelve bid prices of our common stock during the applicable reset period (as defined below); (ii) the number of shares of common stock to be issued upon the expiration of each of the two reset periods will be calculated by the following formula: (307,692.5 (1/2 the number of shares purchased)) x (1,500,000 x 115% - the average of the lowest twelve bid prices of our common stock during the applicable reset period) / (the average of the lowest twelve bid prices of our common stock during the applicable reset period); and (iii) there will be two reset periods, each reset period consisting of thirty trading days. We have not issued any additional shares required to be issued pursuant to the agreement. See "Legal Proceedings."

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

                                                                                                               Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors................................................................................F - 2

Consolidated Balance Sheets as at December 31, 2000 and 1999 .................................................F - 3

Consolidated Statements of Stockholders' Equity for
        the years ended December 31, 2000, 1999, and 1998.....................................................F - 4

Consolidated Statements of Earnings
     for the years ended December 31, 2000 and 1999...........................................................F - 5

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000 and 1999...........................................................F - 6


Notes to Consolidated Financial Statements....................................................................F - 7 - F-23




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 12, 2000, Schwartz Levitsky Feldman, LLP Chartered Accountants ("SLF"), the independent Chartered Accountants for D.G. Jewelry, Inc. (the "Company") was dismissed by the Company. During the years ended December 31, 1999 and 1998 the reports by SLF on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent period up to December 12, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. On December 12, 2000, upon receipt of approval of its Board of Directors, the Company engaged Solursh Feldman & Partners, LLP to serve as the Company's independent Chartered Accountants. During the Company's two most recent fiscal years, and during any subsequent period through December 12, 2000, the Company did not consult with Solursh Feldman & Partners, LLP on any accounting or auditing issues.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

                  Name                      Age          Position with the                   Position Held
                                                                  Company                         Since

Samuel J. Berkovits.....................    48        Chairman of the Board,                      1979
                                                      CEO, CFO and President
Anca Periet.............................    46        Vice President-Finance & Operations,        2000
                                                      Controller and Treasurer
BenTzion Berkovits......................    27        Executive Vice President - Sales            2000
                                                          & Marketing
Michael P. Johns........................    59        Executive Vice President -
                                                          Specialty Retail Services               2001
Leonard Fasullo.........................    60        Vice President-Production                   1989
Bruce Fleischer.........................    46        Vice President - Specialty Retail Services  2000
Kenneth H. Saul.........................    55        General Counsel; Secretary                  2000
Meyer Feiler............................    48        Director                                    1998
Theodore L. Bonsignore..................    54        General Manager, Diamonair; Director        1998
Jay M. Kaplowitz.......................     54        Director                                    2000
Saul M. Muskat..........................    53        Director                                    2000
Steven Reichmann........................    47        Director                                    2000
Andrew R. Reiser .......................    43        Director                                    2001


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

       Anca Periet has been with DG for more than 14 years, and was appointed to the multiple positions of Vice President - Finance & Operations, Controller, Treasurer and Secretary in May, 2000. In addition to her financial responsibilities for the Company and its subsidiaries and affiliated companies, she is also responsible for identifying and investigating potential acquisitions. Ms. Periet has an M. Comm from AES and a B. Sc. from York University

         BenTzion Berkovits has been with DG for more than 4 years, and was appointed Executive Vice President - Sales & Marketing in May, 2000, in which role he continues to manage key accounts of the Company including ValueVision, QVC and Wal-Mart, as well as making regular appearances on TV, and being involved in product development, and general direction of the Company's sales efforts.

       Michael P. Johns joined D.G. Jewelry Inc. on March 26, 2001 as Executive Vice President - Specialty Retail Services. He brings to us his extensive background in retail management. He began his career during his 8 years with the
T. Eaton Co. in London, Ontario, where he first undertook retail management responsibilities. He then served for 27 years with W. G. Young Co. the latter portion of which he served as Sr. VP - Marketing and Sales. Under his stewardship, W. G. Young Co. grew from a local entity with just 6 stores in the London area to a national chain with 37 stores, for which he was supervising a staff of 280 and exercising responsibility for the chain's acquisition, promotion and sales of merchandise. Since 1995, Mr. Johns has been the owner of his own small jewelry chain in the western Ontario area.

       Leonard Fasullo has been our Vice President-Production since 1989. Mr. Fasullo joined D.G. Jewelry Inc. as a manufacturing foreman in 1984.

         Bruce Fleischer began serving as Vice President - Business Development for the Company in August, 1997, assumed the additional responsibilities of managing DG's retail interests in February, 1998 and was appointed Vice President - Specialty Retail Services in May, 2000. Mr. Fleischer began his retail marketing career in 1975 with Canadian Tire Corporation Limited, one of Canada's most successful retailers. In 1996, Mr. Fleischer joined Thorn Americas as Director, Marketing & Merchandising for its Rent-A-Center store chain.

         Kenneth H. Saul joined D.G. Jewelry Inc. as General Counsel in October, 2000, and was appointed Secretary on March 12, 2001. Mr. Saul has carried on a varied legal practice in the Toronto area since April, 1973, and more recently has taught law-related and Internet-related courses at both Centennial College and at Devry Institute. He has a B.A. from University of Toronto, an LL.B. from Osgoode Hall Law School, Toronto, and a Teacher of Adults Certificate from Centennial College, Toronto, as well as successfully completing the Canadian Securities Course at Toronto, in June, 1998.

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

         Meyer Feiler has been a Director since July 1998. Mr. Feiler has served as President of Carmen Incorporated, one of the largest jewelry companies in Canada since 1993. Mr. Feiler has worked at Carmen Incorporated since 1979.

         Jay M. Kaplowitz was appointed a Director on August 11, 2000. He is a founding partner of the law firm Gersten, Savage & Kaplowitz, LLP, the Company's securities counsel in the United States. Mr. Kaplowitz has more than twenty-five years experience in corporate, banking and securities law. He has negotiated and structured numerous financial and business transactions and has extensive expertise in public and private and equity and debt offerings. He received a JD from Boston University, and a BA from the Brooklyn College, City University of New York.

         Saul M. Muskat was appointed a Director on August 11, 2000. Mr. Muskat founded the Toronto office of Schwartz, Levitsky & Feldman, llp, where he was the managing partner from its founding in 1977 until 2000. Mr. Muskat's practice areas included Corporate Finance, Mergers and Acquisitions, Merchant Banking, Initial Public Offerings, Corporate Reorganizations and Management Consulting. Mr. Muskat is currently engaged as a management consultant. Prior to founding the Toronto office of Schwartz , Levitsky & Feldman, llp, he articled and practiced at the Toronto office of Price Waterhouse from 1973 to 1977. He is a member of the Canadian Institute of Chartered Accountants and a member of the Ontario Institute of Chartered Accountants. He received a diploma in Polymer Chemistry from Ryerson Polytechnical Institute, Toronto, and an honors BBA degree from York University, Ontario.

         Steven Reichmann was appointed a Director on August 11, 2000. Mr. Reichmann is the founder and Executive Vice President of Everest Broadband Networks Canada Ltd. ("EBN"). EBN provides telecommunications services, primarily high-speed inter-net applications and telephone and video services to occupants of multi-tenant office and residential building, and hotel properties. Mr. Reichmann is a member of EBN's Real Estate Advisory Board. Prior to his founding of EBN, Mr. Reichmann was the Vice President of Corporate Expansion and Acquisition of Olympia Tile International, a family-owned business, where his objective was to increase business operations throughout North America. He received an MBA from York University, Toronto in 1988.

         Andrew R. Reiser was appointed a Director on January 25, 2001. Mr. Reiser is currently Managing Director - Corporate Finance of Donald & Co. Securities Inc., New York NY, a full service investment bank and retail and institutional brokerage firm with regional offices throughout the United States. Mr. Reiser's responsibilities with Donald & Co. include management of all aspects of corporate financing including initial public offerings, follow-on offerings, private placements and advisory services. Additional responsibilities include development of institutional clientele and contacts, coordination of syndications of offerings and arranging analyst coverage. As well, Mr. Reiser has provided advisory services such as merger and acquisition analysis, preparation of fairness opinions and valuations, and corporate development and strategic planning.

        There is no family relationship between any of the above named officers or directors, save and except for the fact that Samuel Jacob Berkovits and BenTzion Berkovits are father and son.

        The term of office for directors and officers is one year.

Audit and Compensation Committees

         As of December 31, 2000, the Audit Committee consisted of Messrs. Berkovits, Muskat and Feiler. On January 25, 2001, Mr. Reiser was appointed to the audit committee to replace Mr. Muskat. The Company has adopted an audit committee charter in compliance with SEC and Nasdaq requirements.

         The responsibilities of the Audit Committee include recommending to the board of directors the firm of independent auditors to serve us, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of our internal control procedures. The Compensation Committee consists of Messrs. Berkovits, Kaplowitz and Feiler. The Compensation Committee is expected to periodically review and evaluate officers' compensation and will administer our 1996 Stock Option Plan, 1998 Stock Option Plan and the 1999 Stock Option Plan.

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

Executive Compensation

        The following table sets forth all cash compensation for services rendered in all capacities to us, for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998 paid to our Chief Executive Officer, and the other most highly compensated executive officers at the end of the above fiscal years whose total annual salary plus bonus exceeded $100,000 per annum.

                           Summary Compensation Table

                                                            Restricted
Name and                  Year                              Stock               Other
Principal Position        Ended     Salary     Bonus        Awards   Options    Compensation
------------------        -----     ------     -----        ------   -------    ------------

Jack Berkovits            2000      $266,756   $200,067          0          0   $ 12,000(1)
Chief Executive Officer   1999      $247,645   $      0          0     10,000   $ 12,000(1)
Chief Financial Officer   1998      $216,951   $125,000          0    266,000   $ 12,000(1)
and Chairman              1997      $197,242   $187,798          0    377,500   $ 12,000(1)

Gadi Beer                 2000      $142,199   $      0          0          0   $  8,854(3)
Vice President of Sales   1999      $167,724   $      0          0          0   $  7,710(3)
And Marketing, Aviv       1998      $196,755   $      0          0     10,000   $  7,710(3)
                          1997(2)   $109,375   $      0          0          0   $      0


(1)     Represents monthly auto allowance.
(2) Mr. Beer's employment with D.G. Jewelry Inc. commenced on June 1, 1997, after our acquisition of Aviv and terminated in October, 2000.
(3)     Represents car allowance of $6,195 and health insurance of $2,659.

Employment Contracts

             Jack Berkovits and D.G. Jewelry Inc. entered into a three year employment agreement commencing April 17, 1997 for Mr. Berkovits to serve as Chief Executive Officer and President at an annual salary of $250,000 with yearly increases of no less than $10,000. Mr. Berkovits employment agreement expires on April 17, 2001 and is currently being renegotiated. Should Mr. Berkovits die during the term of this agreement, his estate or designee shall receive, upon his death, two years full salary. In the event of disability, Mr. Berkovits is to receive 70% of his salary for the remainder of the term of the agreement. The agreement also provides for us to maintain approximately $2,000,000 in key-man insurance on the life of Mr. Berkovits. Currently, we are beneficiary of two "key-man" term policies with a total death benefit of $840,000. The $700,000 policy has been assigned to secure our financing facilities with The Bank of Nova Scotia. We maintain a third policy with a death benefit of $1.1 million for which Mr. Berkovits is the beneficiary.

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

Options to Named Executive Officers

             The following tables set forth certain information with respect to all outstanding stock options granted during 2000 to the Company's Named Executive Officers.

                                  Option Grants

                      Number                                                       Potential Realizable
                      of                                                             Value at Assumed
                      Securities   % of Total                                        Annual Rates of
                      Underly-     Options                                             Stock Price
                      ing          Granted            Exercise     Expira-           Appreciation for
                      Options      to Employees       Price        tion                Option Term
Name of Holder        Granted      in Fiscal Year     ($/Share)    Date                5%($) 10%($)
--------------        -------      --------------     ---------    ----                ----- ------
                      -0-          -0-


                        Option Exercises in Last Fiscal Year and Fiscal Year End Values (1)
                                                                                                           Value of
                                                                             Number of                  Unexercised
                                                                            Unexercised                In-the-Money
                                                                               Options                      Options
                                    Shares                                   at FY-End                    at FY-End
                               Acquired on        Value                      Exercisable/               Exercisable/
Name                          Exercise (#)     Realized                     Unexercisable             Unexercisable
---------                     ------------     --------                     -------------             -------------
Jack Berkovits                241,875          $ 556,187.50                 122,250/141,250         $ 122,250/141,250


(1) The closing bid price of a share of the Company's Common Stock at December 31, 2000 was $0.9062.

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

     Officer and/or Director            Expiration Date        Options      Percent        Exercise Price
     -----------------------            ---------------        -------      -------        --------------
Jack Berkovits...................          (1)                 377,500      75.5%               $1.38
Anca Periet......................           02/09/02            10,000       2.0%               $1.38
Leonard Fasullo..................           02/09/02            15,000       3.0%               $1.38


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

     Officer and/or Director            Expiration Date        Options      Percent        Exercise Price
     -----------------------            ---------------        -------      -------        --------------
Jack Berkovits........................     07/14/03            266,000      53.2%               $2.77
Anca Periet...........................     07/14/03             20,000       4.0%               $2.77
Leonard Fasullo.......................     07/14/03             20,000       4.0%               $2.77
Theodore L. Bonsignore................     07/14/03             10,000       2.0%               $2.77
Meyer Feiler...........................    07/14/03             60,000      12.0%               $ (1)


---------
(1) 10,000 of such options are exercisable at $2.77 and the remaining 50,000 are at $4.00 per share.

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

                  Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plans."

                           CORPORATE PERFORMANCE GRAPH

             The following graph shows a comparison of cumulative total stockholder return from April 18, 1997 through December 31, 1999 for the D.G. Jewelry, the Nasdaq Stock Market - U.S. Index ("Nasdaq U.S.") and the Nasdaq Non-Financial Index ("Nasdaq Non-Financial").


                               [GRAPHIC OMITTED]

                                                                    Nasdaq
                                DG Jewelry        Nasdaq U.S.   Non- Financial
                                ----------        ----------    --------------
           April 18, 1997           100.00           100.00         100.00
           December 31, 1997         12.50           130.06         126.16
           December 31, 1998         21.88           183.37         185.16
           December 31, 1999         16.67           340.77         363.01
           December 31, 2000          1.05           204.87         211.54


         The graph assumes that the value of the investment in D.G Jewelry's common stock, the Nasdaq U.S. and the Nasdaq Non-Financial was $100 on April 18, 1997 and that all dividends were reinvested. No dividends have been declared or paid on D.G. Jewelry's common stock.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

        The following table sets forth certain information as of April 3, 2001 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of D.G. Jewelry, each officer and director of D.G. Jewelry and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof.

        Names and Address of Beneficial           Amount and Nature of    Percentage of Shares
                    Owner(1)                     Beneficial Ownership(2)      Outstanding
                    --------                     -----------------------      -----------
Jack Berkovits .................................       3,549,650(3)              52.4%

The Berkovits Family Trust .....................         426,000                  6.4%

Sheba Berkovits ................................         816,000(4)              12.3%

Leonard Fasullo ................................          30,500(5)                 *

Theodore L. Bonsignore .........................          18,750(6)                 *

Myer Feiler ....................................          74,750(7)               1.1%

Jay M. Kaplowitz ...............................           1,250(8)                 *

Saul M. Muskat .................................           1,250(8)                 *

Steven Reichmann ...............................           1,250(8)                 *

Andrew R. Reiser ...............................           1,250(8)                 *

Anca Periet ....................................          17,500(9)                 *

BenTzion Berkovits .............................         145,500(10)              2.2%

Bruce Fleischer ................................           5,250(11)                *

Michael P. Johns................................             500(12)                *

Kenneth H. Saul.................................           2,500(13)                *

Michael B. Mcelligott ..........................       1,191,051(14)             17.9%
85 Dudley Road,
Billerica, MA 01821-4132

All directors and executive officers,
and 5% shareholders, as a group
(16) persons ...................................       5,430,951(15)             78.8%

* Less than one percent
-----------------------------

(1) Except as set forth above, the address of each individual is 1001 Petrolia Road, Toronto, Ontario, Canada M3J 2X7.

(2) Based upon information furnished to the Company by either the directors and executive officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold the sole voting and dispositive power with respect to the Common Stock except as noted herein. For purposes of computing 'beneficial ownership' and the percentage of outstanding Common Stock held by each person or group of persons named above as of the date of this Report, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 3, 2001, the Company had 6,649,655 shares of Common Stock outstanding.

(3) Includes (i) 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Mr. Berkovits and his wife are co-trustees; (ii) 390,000 shares of Common Stock owned by his wife individually and (iii) 122,250 shares issuable upon options that are currently exercisable or exercisable in the next sixty days. Does not include 135,500 shares of Common Stock owned by one of Mr. Berkovits' sons who is independent of his father.

(4) Includes 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Ms. Berkovits is a co-trustees. Ms. Berkovits is the wife of Jack Berkovits.

(5) Includes 5,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(6) Includes 18,750 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(7) Includes 58,750 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(8) Includes 1,250 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(9) Includes 17,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(10) Includes 10,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(11) Includes 5,250 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(12) Includes 500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(13) Includes 2,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(14) Includes 603,846 shares owned by Mcelligott Associates Trust, Money Purchase Pension Plan, dated 01/01/83 of which Mr. Mcelligott is trustee.

(15) Such number of shares has been calculated to account for the indirect beneficial ownership by Mr. Berkovits and Ms. Berkovits of the 426,000 shares owned by the Berkovits Family Trust, so that the 426,000 shares have only been counted once in calculating the aggregate number of shares held by officers, directors and 5% shareholders as a group.

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

             1001 Petrolia Road Limited Partnership through 1013418 Ontario, Inc., the general partner, of which Mr. Berkovits is the sole shareholder, officer and director, had obtained a five year $660,000 mortgage on the property, which was renewed in October 1998. On December 31, 2000, the principal amount outstanding was $504,759. We are a guarantor of this mortgage.

             Jack Berkovits loaned us monies from time to time for operations and working capital which sums at December 31, 2000 aggregated approximately $1.9 million with an interest rate of 15%.

             Diamante is a Canadian company operating under the name Oromart which has five retail jewelry stores and operates jewelry departments in ten Best Value Discount Stores. Diamante is owned by Yamit Karp, daughter of Jack Berkovits. The inventory provided to Diamante, consists primarily of manufacturing surplus, returns or refurbished jewelry, and on occasion gold chains and watches purchased by us for resale to Diamante. The inventory is secured by a registered security agreement covering the assets of Diamante, which security agreement has been assigned to The Bank of Nova Scotia which holds a substantial security interest in our assets. Diamante has guaranteed our bank financing and provided the bank with a direct security interest in its assets. We consolidated, for financial reporting purposes, with Diamante until February 7, 1997, the termination date of the agreement with Diamante reflecting our control over that retail operation. We perform certain administrative functions for Diamante.

             Diamante leases each facility for its five stores, of which one lease is guaranteed by D.G. Jewelry Inc. This lease is terminable by Diamante on 90 days written notice, and is for five years, is a net, net lease, with renewal options for a rental rate of approximately $17,000 per year plus taxes, maintenance, insurance and utilities.

             Pegasus Acquisition Corp. I is a Delaware corporation, authorized to transact business in Arizona. Pegasus is owned by Yamit Karp, daughter of Jack Berkovits.

             In connection with the purchase of Aviv, we agreed to issue the former owners of Aviv an amount of shares having a value of $325,000 based on the average closing price in April 1999 in settlement of a note in that amount. Based on the closing prices we have issued an aggregate of 45,145 shares.

             We have entered into a supply agreement with NetJewels.com, Inc., which is a company owned 50% by D.G. Jewelry Inc. and 50% by two sons of Jack Berkovits. The agreement provides that NetJewels will purchase jewelry from us on the best terms offered to our other customers. In turn, NetJewels will sell such jewelry to or through certain Internet companies who have previously entered into arrangements with D.G. Jewelry Inc. In June 1999, we transferred certain Internet contracts to NetJewels for an aggregate purchase price of $1,800,000. For the year ended December 31, 2000, we advanced inventory, monies and services for approximately $2.1 million to NetJewels, to provide them with product and working capital. We provided for non-collectibility of this account in its entirety.

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

             During the year ended December 31, 2000, we paid Theodore L. Bonsignore approximately $125,000 for consulting fees. Mr. Bonsignore is a director of D.G. and the General Manager of its Diamonair subsidiary. Mr. Bonsignore was paid for his work as a consultant to both D.G. and Diamonair.

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a)  Financial Statements:                                              Number
                                                                        ------

Report of Independent Auditors .....................................     F-2

Consolidated Balance Sheets as at December 31, 2000 and 1999 .......     F-3

Consolidated Statements of Stockholders' Equity for
        the years ended December 31, 2000, 1999 and 1998 ...........     F-4

Consolidated Statements of Earnings
     for the years ended December 31, 2000 and 1999 ................     F-5

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000 and 1999 ................     F-6



Notes to Consolidated Financial Statements .........................  F-7 - F-23

(b)Reports on Form 8-K.

         D.G. Jewelry Inc. filed a Form 8K and Form 8KA, on December 18, 2000 and December 20, 2000, respectively, regarding the change of its independent Chartered Accountants from Schwartz Levitsky Feldman, LLP, to Solursh Feldman & Partners, LLP.

(c)Exhibits.

         None.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           D.G JEWELRY INC.


                                           By:   /s/ Samuel Jacob Berkovits
                                                 --------------------------
                                                 Samuel Jacob Berkovits
                                                 Chairman of the Board, Chief
                                                 Executive Officer, Chief
                                                 Financial Officer and President

Dated:   April 11, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                     Date
---------                               -----                     -----

/s/ Samuel Jacob Berkovits
--------------------------         Chairman of the Board          April 11, 2001
Samuel Jacob Berkovits             Chief Executive Officer,
                                   Chief Financial Officer, and
                                   President


/s/ Meyer Feiler
--------------------------         Director                       April 11, 2001
Meyer Feiler


/s/ Theodore L. Bonsignore
--------------------------         Director                       April 11, 2001
Theodore L. Bonsignore

/s/ Jay M. Kaplowitz
--------------------------         Director                       April 11, 2001
Jay M. Kaplowitz


/s/ Saul M. Muskat
--------------------------         Director                       April 11, 2001
Saul M. Muskat


/s/ Steven Reichmann
--------------------------         Director                       April 11, 2001
Steven Reichmann


/s/ Andrew R. Reiser
--------------------------         Director                       April 11, 2001
Andrew R. Reiser

                                D.G. JEWELRY INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS

Report of Independent Auditors                                           F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statement of Stockholders' Equity                           F-4

Consolidated Statement of Earnings                                       F-5

Consolidated Statement of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                            F-7 - F-23

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of D.G. Jewelry Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of stockholders' equity, earnings and cash flows present fairly, in all material respects, the financial position of D.G. Jewelry Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of D.G. Jewelry Inc. as of December 31, 1999, were audited by other auditors whose report dated March 17, 2000 expressed an unqualified opinion on those statements.

      We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and preform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      On March 8, 2001, we reported separately to the directors of D.G. Jewelry Inc. on the consolidated financial statements for the same period, prepared in accordance with generally accepted accounting principles in Canada.

Toronto, Canada                       CHARTERED ACCOUNTANTS
March 8, 2001

                                D.G. JEWELRY INC.
                           Consolidated Balance Sheet
                        (Stated in United States Dollars)
                                December 31, 2000

                                                                        (Note 20)
                                                          2000            1999
                                     ASSETS
Current
   Cash                                              $    274,133    $  1,359,104
   Accounts receivable                                 27,197,897      24,129,922
   Inventories (note 3)                                25,522,902      23,310,679
   Prepaid expenses                                       181,983         102,676
   Cash surrender value of life insurance (note 4)         60,418          57,232
   Other receivable                                       301,548         313,304
                                                     ----------------------------
                                                       53,538,881      49,272,917
Investment in 50% Owned Investee Company                      133             141
Capital (note 5)                                        1,445,594       1,128,875
Goodwill (note 6)                                       1,080,000       1,110,000
                                                     ----------------------------
                                                     $ 56,064,608    $ 51,511,933
                                                     ============================

                                  LIABILITIES
Current
   Bank indebtedness (note 7)                        $ 18,864,676    $ 19,280,551
   Accounts payable and accrued charges (note 8)       10,532,238       5,892,808
   Long-term debt - current portion (note 9)              217,867         541,849
                                                     ----------------------------
                                                       29,614,781      25,715,208
Long-Term Debt (note 9)                                 2,164,104       2,201,770
Income Taxes Payable (note 13)                          3,403,875       3,195,246
                                                     ----------------------------
                                                       35,182,760      31,112,224
                                                     ----------------------------

                              STOCKHOLDERS' EQUITY
Capital Stock (note 10)                                12,476,962      11,917,040
Impairment in Value of Notes Receivable (note 10)      (1,194,710)       (663,407)
                                                     ----------------------------
                                                       11,282,252      11,253,633
Accumulated Other Comprehensive Income (note 11)         (314,491)        613,896
Retained Earnings                                       9,914,087       8,532,180
                                                     ----------------------------
                                                       20,881,848      20,399,709
                                                     ----------------------------
                                                     $ 56,064,608    $ 51,511,933
                                                     ============================

                                D.G. JEWELRY INC.

                  Consolidated Statement of Stockholders Equity

                        (Stated in United States Dollars)

                          Year Ended December 31, 2000

                                              Common       Issued and
                                               Stock      Outstanding                       Cumulative
                                           Number of           Common         Retained     Translation
                                              Shares         Warrants  Amount Earnings     Adjustments
                                          ------------------------------------------------------------------------------
Balance - December 31, 1998                5,167,000        1,265,000      $ 6,704,986      $ 7,531,952      $    55,501
  Common stock issued (note 10)            1,240,780               --        5,212,054               --               --
  Foreign currency translation                    --               --               --               --          558,395
  Net earnings                                    --               --               --        1,000,228               --
                                          ------------------------------------------------------------------------------
Balance - December 31, 1999 (note 20)      6,407,780        1,265,000       11,917,040        8,532,180          613,896
  Common stock issued (note 10)              241,875               --          559,922               --               --
  Foreign currency translation                    --               --               --               --         (928,387)
  Net earnings                                    --               --               --        1,381,907               --
                                          ------------------------------------------------------------------------------
Balance - December 31, 2000                6,649,655        1,265,000      $12,476,962      $ 9,914,087      $  (314,491)
                                          ==============================================================================

                                D.G. JEWELRY INC.

                       Consolidated Statement of Earnings

                        (Stated in United States Dollars)

                          Year Ended December 31, 2000

                                                                     (Note 20)
                                                              2000        1999

Sales                                                  $39,955,503   $35,414,133

Cost of Sales                                           25,157,258    22,355,496
                                                       -------------------------

Gross Profit                                            14,798,245    13,058,637
                                                       -------------------------

Expenses
   Selling                                               3,559,160     2,078,089
   Administrative                                        2,168,148     2,179,701
   Financial                                             1,931,202     1,831,780
                                                       -------------------------

                                                         7,658,510     6,089,570
                                                       -------------------------

Earnings Before the Undernoted                           7,139,735     6,969,067

   Unusual items (note 12)                               4,782,685     5,415,585
                                                       -------------------------

Earnings Before Income Taxes and
  Discontinued Operations                                2,357,050     1,553,482

   Income taxes (note 13)                                  841,268       553,254
                                                       -------------------------

Earnings Before Discontinued Operations                  1,515,782     1,000,228

   Loss from discontinued operation (note 19)              133,875            --
                                                       -------------------------

Net Earnings                                           $ 1,381,907   $ 1,000,228
                                                       -------------------------

Earnings per Common Share (note 10)                    $      0.21   $      0.16
                                                       -------------------------

Earnings per Common Share
  Assuming Dilution (note 10)                          $      0.21   $      0.16
                                                       -------------------------

                                    D.G. JEWELRY INC.

                           Consolidated Statement of Cash Flows

                            (Stated in United States Dollars)

                               Year Ended December 31, 2000

                                                                     (Note 20)
                                                           2000            1999

Cash Flows from Operating Activities
   Net earnings                                     $ 1,381,907     $ 1,000,228
   Adjustments for:
    Amortization                                        375,741         611,366
    Other comprehensive income                         (928,387)        558,395
    Impairment in value of note receivable             (531,303)       (663,407)
    Goodwill                                             30,000         168,879
    Income taxes payable                                208,629         985,776
                                                    ---------------------------

                                                        536,587       2,661,237
   Changes in non-cash working capital
    Accounts receivable                              (3,067,334)     (5,155,820)
    Inventories                                      (2,211,293)     (2,424,487)
    Prepaid expenses and sundry assets                  (82,493)        (76,831)
    Other receivable                                     11,756        (313,304)
    Accounts payable and accrued charges              4,639,190         876,876
                                                    ---------------------------

                                                       (173,587)     (4,432,329)
                                                    ---------------------------

Cash Flows from Investing Activities
   Additions to capital assets (net)                   (692,430)        234,029
   Investment in 50% owned Investee company                   8            (141)
                                                    ---------------------------

                                                       (692,422)        233,888
                                                    ---------------------------

Cash Flows from Financing Activities
   Increase (decrease) in bank indebtedness            (417,064)        426,539
   Repayments of long-term debt (net)                  (361,820)       (386,832)
   Issuance of capital stock (note 10)                  559,922       5,212,054
                                                    ---------------------------

                                                       (218,962)      5,251,761
                                                    ---------------------------

Net (Decrease) Increase in Cash                      (1,084,971)      1,053,320

Cash - beginning of  year                             1,359,104         305,784
                                                    ---------------------------

Cash - end of year                                  $   274,133     $ 1,359,104
                                                    ===========================

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

1. Summary of Significant Accounting Policies

      a)    Principles of Consolidation

            These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material inter-company accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries to December 31, 2000 and December 31, 1999 respectively.

      b)    Principal Activities

            The company was incorporated in Canada on October 18, 1979. The company is principally engaged in the production and trading of jewelry products in Canada and the United States of America.

      c)    Bank Indebtedness and Cash Equivalents

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

      f)    Accounts Receivable and Accounts Payable

            In certain instances, the company's practice is to sell to and purchase from the same entities. In such circumstances, on a periodic basis, the payable is set-off against the receivable as payment. Until such time as such a set-off occurs, the respective receivable and payable amounts are reported on a gross basis. At year end, amounts owing to the company from customers who participate in this practice was $NIL (1999 - $780,946). Of this amount, $NIL (1999 - $5,736) was owed to these customers at December 31, 2000 (1999).

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

1.    Summary of Significant Accounting Policies (cont'd)

      g)    Inventories

            Raw materials and work-in-process are valued at laid down cost on a first-in, first-out basis.

            Finished goods are valued at the lower of cost and net realizable value. Cost is calculated using selling price less normal gross margin.

      h)    Investment in 50% Owned Investee Company

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

      i)    Capital Assets and Amortization

            Capital assets are recorded at cost and amortization of capital assets is provided over the estimated useful lives of the assets, principally using the declining balance method.

            The company's policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisition of assets and to record the incurrences of corresponding obligations as long-term liabilities. Obligation under capital leases are reduced by rental payments, net of imputed interest.

      j)    Goodwill

            Goodwill is the excess cost over the value of tangible assets acquired and is recorded at cost less accumulated amortization. The company's amortization policy for goodwill is on a straight line basis over 40 years.

            The valuation and amortization of goodwill is evaluated on an ongoing basis and, if considered permanently impaired, goodwill is written down. The determination as to whether there has been an impairment in value is made by comparing the carrying value of the goodwill to the projected undiscounted net revenue stream to be generated by the related activity.

      k)    Sales

            Sales represents the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

1.    Summary of Significant Accounting Policies (cont'd)

      l)    Income Taxes

            The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

      m)    Long-Lived Assets

            On January 1, 1996, the company adopted the provisions of Statement of Financial Accounting Standards (FAS No. 121). "Accounting for the Impairment of Long-Lived Assets" and for Long-Lived Assets to Be Disposed Of. FAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and has determined that no impairment has occurred, other than those written off as unusual items as disclosed in note 12.

      n)    Stock Based Compensation

            In December 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock.

      o)    Foreign Currency Translation

            The translation of the financial statements from Canadian dollars into United States dollars is performed for the convenience of the Reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in shareholders' equity.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

1.    Summary of Significant Accounting Policies (cont'd)

      p)    Concentrations of Credit Risks

            The company's receivables are unsecured and are generally due in 90 days. Currently, customers are primarily local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at December 31, 2000, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

      q)    Net Income and Fully Diluted Net Income Per Weighted Average Common
            Share

            Net income per common share is computed by dividing net income for the year by the weighted average number of common share outstanding during the year.

            Fully diluted net income per common share is computed by dividing net income for the year by the weighted average number of common share outstanding during the year, assuming that all stock options as described in note 10 were exercised. Stock warrants as described in note 10 have not been included in the fully diluted net income per common share calculations as their inclusion would have been anti-dilutive.

      r)    Use of Estimates

            The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Accounts Receivable

                                                                  (Note 20)
                                                        2000          1999

          Accounts receivable                    $28,168,979   $24,451,688
          Less:  allowance for doubtful accounts     971,082       321,766
                                                 -------------------------

          Accounts receivable, net               $27,197,897   $24,129,922
                                                 =========================

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

3.    Inventories

                                                                  (Note 20)
                                                   2000               1999

          Raw materials                     $ 5,913,002        $ 2,911,749
          Work-in-process                       589,342            909,547
          Finished goods                     19,020,558         19,489,383
                                            ------------------------------
                                            $25,522,902        $23,310,679
                                            ==============================

4.    Cash Surrender Value of Life Insurance

      The cash surrender value of life insurance represents the value of life insurance policies of the former directors of Aviv, Inc.

5.    Capital

                                                                                              (Note 20)
                                                                    2000                          1999
                                                             Accumulated                   Accumulated
                                                     Cost   Amortization           Cost   Amortization
                                               -------------------------------------------------------
      Office equipment                         $  372,825     $  176,419     $  419,672     $  218,687
      Machinery and manufacturing equipment       650,206        527,463        808,850        355,508
      Computer equipment and software           1,109,398        428,530        736,036        262,988
      Automobile                                    6,000          6,000          6,000          4,500
      Leasehold improvements                      112,821         39,193        159,966        159,966
      Waxes and moulds                            422,272         50,323      1,468,697      1,468,697
                                               -------------------------------------------------------
                                               $2,673,522     $1,227,928     $3,599,221     $2,470,346
                                               -------------------------------------------------------
      Net carrying amount                                     $1,445,594                    $1,128,875
                                               =======================================================

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

6.    Goodwill

                                                                  (Note 20)
                                                       2000           1999
      Cost                                       $1,200,000     $1,200,000
      Less:  accumulated amortization               120,000         90,000
                                                 -------------------------

      Net                                        $1,080,000     $1,110,000
                                                 =========================

7.    Bank Indebtedness

      The bank loan bears interest at the bank's prime lending rate plus 3/4% per annum (7.25% at December 31, 2000 and 7.25% at December 31, 1999) with interest payable monthly. The weighted average interest rates incurred on the bank loan were 7.51% and 7.38% per annum for the year ended December 31, 2000 and December 31, 1999 respectively. As security, the company has provided a general assignment of accounts receivable, a general security agreement constituting of a first charge over all present and future personal property of the company and the assignment of key man life insurance of a director in the amount of $692,857 as of December 31, 2000 and $692,857 as of December 31, 1999. The available line of credit, which depends on key financial ratios, amounted to $21,340,446 as at December 31, 2000.

      The company also provided to the bank an assignment of accounts receivable, and a general security agreement constituting a first charge over all present and future property with UCC filings of security in the appropriate jurisdictions of its wholly-owned subsidiary companies, as well as hypothecation of all the shares of these subsidiaries (see note
      1). Furthermore, an affiliated company (owned wholly by the company's majority stockholders, has provided a general security agreement constituting of a first charge over its present and future property and a corporate guarantee secured by a collateral mortgage providing a second fixed charge over its property. Furthermore, the company also provided to the bank an assignment of all security taken by the company from Diamante Fine Jewellery Limited and Phoenix Acquisition I Corporation, which shares the company's majority stockholders previously had a right to acquire. Certain stockholders have provided a postponement of their loans to the company's bankers.

      The facility contains covenants specifying minimum and maximum selected financial ratios. The agreement contains restrictions on changes in ownership and lines of business, on further encumbrances of assets and on the guarantees and other contingent liabilities.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

8.    Accounts Payable and Accrued Expenses

                                                                  (Note 20)
                                                   2000               1999

          Trade payables                    $ 8,302,150        $ 5,517,635
          Accrued expenses                    2,230,088            375,173
                                            ------------------------------

                                            $10,532,238        $ 5,892,808
                                            ==============================

9.    Long-term Debt

                                                                                               (Note 20)
                                                                                  2000             1999
                                             Current         Long-term           Total            Total
                                         ---------------------------------------------------------------
      Obligation under capital leases    $   252,824      $   299,566      $   552,390      $   454,790
      Less: Deferred interest                (34,957)         (24,170)         (59,127)         (39,949)
                                         ---------------------------------------------------------------

                                             217,867          275,396          493,263          414,841
      Advances from stockholders                  --        1,888,708        1,888,708        1,905,356
      Term loan                                   --               --               --          423,422
                                         ---------------------------------------------------------------

                                         $   217,867      $ 2,164,104      $ 2,381,971      $ 2,743,619
                                         ===============================================================

      Advances from stockholders

      The advances bear interest at 15% per annum (1999 - 11.6%) with no specific terms of repayment and are secured by inventories. These loans have been postponed to the company's bankers as described in note 7.

      Obligation under Capital Leases

      The leases bear interest at a floating rate of prime plus 1 1/4% per annum calculated monthly, repayable in accordance with the terms and conditions of each respective contract.

      Future principal repayments pertaining to capital leases are as follows:

                     2001                         $  217,866
                     2002                            275,128
                     2003                                268
                                                  ----------
                                                  $  493,262
                                                  ==========

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

10.   Capital Stock

      Authorized
          Unlimited  number of common shares
          5,000,000  class 'A' preference shares
                                                                                                                      (Note 20)
                                                                                                          2000            1999
             6,649,655 common shares (1999 - 6,407,780)                                            $12,363,737     $11,803,815
             1,265,000 warrants                                                                        113,225         113,225
                                                                                                   ---------------------------
                                                                                                   $12,476,962     $11,917,040
                                                                                                   ===========================

      During the year, the company issued common shares as follows:

          Proceeds received from private placement issuance of
           NIL common shares (1999 - 615,385)                                                      $        --      $4,000,000
          Issue expenses (net of income taxes)                                                              --         177,682
                                                                                                   ---------------------------
          Net proceeds                                                                                      --       3,822,318

          Net proceeds include the non-cash items or deferred costs of private issue and deferred income tax recoveries

          Proceeds received from conversion of promissory notes payable for 45,145
           common shares                                                                                    --         488,795

          Proceeds received from issuance of 241,875 (1999
           - 554,250) common shares on exercise of stock options                                       559,922         980,224

          26,000 common shares issued at $3 per share                                                       --          78,000
                                                                                                   ---------------------------

          Total                                                                                    $   559,922      $5,369,337
                                                                                                   ===========================

      In December, 1996, the Board of Directors and stockholders adopted the 1996 D.G. Jewelry Inc. Stock Option Plan (the "1996 Plan"), pursuant to which 500,000 shares of common stock are provided for issuance. The 1996 Plan is administered by the Board of Directors.

      The 1996 Plan is for a period of ten years, expiring on December 15, 2006. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1996 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the Board.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

10.   Capital Stock (cont'd)

      The exercise price of an option may not be less than the fair market value per share of common stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada. The exercise price of all future options will be at least 85% of the fair market value of the common stock on the date of granting of the options.

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

      The Board has granted 500,000 options to date under the 1996 Plan to 10 persons, including officers, directors and key employees. The options are exercisable at U.S. $1.38 per share, 327,500 of such options expire on August 21, 2002 and 172,500 expire on February 9, 2002.

      These options were not exercisable until August 20, 1997 at which time they were able to be exercised up to 25% of the amount of shares issuable under the Options, and an additional 25% each six month anniversary date thereafter.

      During 2000, 81,875 (415,125 in 1999) of these options have been exercised for total proceeds of $113,746 ($572,872 in 1999). At the end of 2000, all 500,000 options in the Plan were granted and exercised.

      In July 1998, the Board of Directors and stockholders adopted the 1998 D.G. Jewelry Inc. Stock Option Plan (the "1998 Plan"), pursuant to which 500,000 shares of common stock are provided for issuance. The 1998 Plan is administered by the Board of Directors.

      The 1998 Plan is for a period of ten years, expiring on July 14, 2008. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the Board.

      The exercise price of an option may not be less than the fair market value per share of common stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada. The exercise price of all future options will be at least 85% of the fair market value of the common stock on the date of granting of the options.

      Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the 1998 Plan.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

10.   Capital Stock (cont'd)

      The 1998 Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of common stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the company.

      The Board has granted 500,000 options to date under the 1998 plan to 34 persons, including officers, directors and key employees. The options are exercisable ranging from $2.77 to $4.00 per share for five years expiring July 14, 2008.

      These options were not exercisable until January 14, 1999 at which time they were able to be exercised up to 25% of the amount of shares issuable under the options, and an additional 25% each six month anniversary date thereafter.

      During 2000, 160,000 (1999 - 139,125) of these options have been exercised for total proceeds of $443,200 (1999 - $407,352).

      In July 1999, the Board of Directors and stockholders adopted the 1999 D.G. Jewelry Inc. Stock Option Plan (the "1999 Plan"), pursuant to which 500,000 shares of common stock are provided for issuance. The 1999 Plan is administered by the Board of Directors.

      The 1999 Plan is for a period of ten years, expiring on July 19, 2009. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1999 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the Board.

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

      The 1999 Plan may be terminated or amended at any time by the Board of Directors, except that ther number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of the stockholders of the company.

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

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

10.   Capital Stock (cont'd)

      The 40,000 options expiring November 16, 2009 were not exercisable until January 20, 2000 at which time they were able to be exercised up to 25% of the amount of shares issuable under the options, and an additional 25% each six month anniversary date thereafter, with the full amount being exercisable on or after July 20, 2001. The 2,500 options were not exercisable until June 9, 2000 at which time they were able to be exercised up to 25% of the amount of shares issuable under the options, and an additional 25% each nine month anniversary date thereafter, with the full amount being exercisable on or after September 9, 2002. The 2000 options were not exercisable until June 7, 2000 at which time they were able to be exercised up to 25% of the amount of shares issuable under the options, and an additional 25% each nine month anniversary date thereafter, with the full amount being exercisable on or after September 7, 2002.

      None of these options have been exercised to date.

      Stock options outstanding were as follows:

                                                                    Aggregate
                                                   No. of options Option Price

          Balance - December 31, 1998             1,107,000     $ 3,240,560
          Granted                                    44,500         188,625
          Expired                                    (4,250)        (11,772)
          Exercised                                (414,125)       (592,078)
                                                  -------------------------

          Balance - December 31, 1999               733,125       2,825,335
          Forfeited                                 (16,500)        (45,705)
          Exercised                                (241,875)       (556,188)
                                                  -------------------------

          Balance - December 31, 2000               474,750     $ 2,223,442
                                                  =========================

      As at December 31, 2000 and since 1997, the company had warrants outstanding to purchase 1,265,000 shares of the common stock at $6.25 per share. The warrants expire in 2002.

      The underwriters for the issuance of the common shares in 1997 hold options to acquire 110,000 common shares at $9.90 and 110,000 warrants at $0.165. These options expires in 2002.

      In May 1999, pursuant to the private placement issuance, 110,769 warrants to purchase 110,769 common shares exercisable at $8.13 were issued to the investor. The placement agent for the private placement issuance was issued 61,539 warrants to purchase 61,539 common shares exercisable at $8.13. The warrants expire in May 2004.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

10.   Capital Stock (cont'd)

      Impairment in Value of Notes Receivable

      As at December 31, 2000, $1,194,710 (1999 - $663,407) in notes receivable were due from various stockholders and management for options exercised from stock option plans. It is the company's opinion that the notes are of no value, given the nature of the terms for repayment and accordingly, the entire amount has been changed to stockholders' equity.

11.   Comprehensive Income

      The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1999 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                                    (Note 20)
                                                                                       2000             1999
      Net income                                                                $ 1,381,907      $ 1,000,228
      Other comprehensive income:
        Foreign currency translation adjustments                                   (928,387)         558,395
                                                                                ----------------------------

      Comprehensive income                                                      $   453,520      $ 1,558,623
                                                                                ----------------------------

      The components of accumulated other comprehensive income (loss) are as follows:

      Accumulated other comprehensive loss - December 31, 1998                                    $  55,501

      Foreign currency translation adjustments - December 31, 1999                                  558,395
                                                                                                  ---------

      Accumulated other comprehensive income - December 31, 1999 (note 20)                          613,896

      Foreign currency translation adjustments - December 31, 2000                                 (928,387)
                                                                                                  ---------

      Accumulated other comprehensive income - December 31, 2000                                  $(314,491)
                                                                                                  =========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, done only for the convenience of the Reader.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

12.   Unusual Items

    Unusual items include the following:

                                                                                      (Note 20)
                                                                         2000            1999
          Litigation associated with Haymarket (note 17)            2,403,869      $       --
          Provision for loss to 50% investee company                2,109,496       2,063,100
          Loan receivable - Diamante Fine Jewellery Limited           269,320              --
          Net book values of waxes and moulds and leasehold
           improvement were written off                                    --       1,836,288
          Costs of acquiring a supply contract from a customer
           were written off                                                --       1,369,748
          Net book value of certain goodwill was written off               --         146,449
                                                                    -------------------------
          Balance - December 31, 2000                               4,782,685      $5,415,585
                                                                    =========================

    Equity loss in 50% investee company for the year of $ 105,783 (1999 - $423,156) has effectively been included in the provision for loss of advances to 50% investee company. The loan receivable from Diamante Fine Jewellery Limited has been written down to the net recoverable amount based on future discounted cash flows.

13. Income Taxes

    The provision for income taxes includes current and deferred income taxes and is calculated based on the Federal, State and Provincial rates.

14. Earnings Per Common Share

    The company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of earnings, of both basic and diluted earnings per share.

                                                                      (Note 20)
                                                           2000           1999

      Weighted average common stock outstanding       6,649,655      6,407,780
      Weighted average common stock issuable                 --        264,672
                                                      ------------------------
                                                      6,649,655      6,672,452
                                                      ========================

      The outstanding warrants and underwriters' options were not included in the computation of earnings per common stock, assuming dilution, because the exercise prices were greater than the average market price of the common stock.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

15.   Related Party Transactions

                                                                                   (Note 20)
                                                                        2000           1999
      Rent paid to a company owned by majority stockholders       $  124,387     $  110,886
      Interest paid to stockholders                                  254,871        215,364
      Sales to 50% owned investee company                          2,871,675      1,239,723
      Sales of internet contract to 50% owned investee company            --      1,800,000
      Sales to companies related to principle stockholder          6,952,516      2,012,445

      These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

16.   Commitments

      The company is obligated under various occupancy leases for rental space which extends through January 31, 2005. Rental and leasing expenses for the year ended December 31, 2000 under these leasing agreements were $251,409 (1999 - $110,886).

      Future minimum rental payments as of December 31, 2000 under the operating lease agreements are as follows:

      Within one year                                               $  328,382
      Over one year but not exceeding two years                        317,063
      Over two years but not exceeding three years                     187,178
      Over three years but not exceeding four years                    146,050
      Over four years but not exceeding five years                     153,770
                                                                    ----------
                                                                    $1,132,443
                                                                    ==========

      Annual rent payments for vehicles under operating leases which are in effect for the next four years amount to $66,330. Minimum lease payments for the next four years are as follows:

      Within one year                                                 $   36,037
      Over one year but not exceeding two years                           20,154
      Over two years but not exceeding three years                         8,399
      Over three years but not exceeding four years                        1,740
                                                                      ----------
                                                                      $   66,330
                                                                      ==========

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

17.   Contingencies

      The company is contingently liable under contested lawsuits amounting to approximately $56,000. In the opinion of management, there is no merit for these claims and the company has filed counter claims. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

      The company is contingently liable to a mortgage corporation for the guarantee of a mortgage given to a party related to the major shareholders of the company in the amount of $504,759.

      The company has entered into various contracts with the suppliers of its 50% owned investee company on the investee company's behalf. The company is contingently liable for the non-performance, if any, by the investee company on those contracts for a maximum amount of $750,000.

      The company is contingently liable for damages and costs that are associated with litigation that resulted in an unfavourable decision presently under appeal. As a result, a provision has been made for these damages and costs approximating $2,400,000. It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability, if any.

18.   Segmented Information

                                                                          (Note 20)
                                                               2000           1999
      Sales to major customers                          $38,332,085    $27,950,486
      Percentage of total sales                                  96%            79%

      Accounts receivable due from major customers       24,664,820     12,044,409
      Percentage of total accounts receivable                    91%            50%

      Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

18.   Segmented Information (cont'd)

    Sales by Geographic Area

                                                                       (Note 20)
                                                      2000                 1999
          United States of America             $31,816,107          $24,694,864
          Canada                                 8,092,938           10,629,447
          Other                                     46,458               89,822
                                               --------------------------------
                                               $39,955,503          $35,414,133
                                               ================================

    Net Income by Geographic Area

    The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                       (Note 20)
                                                      2000                 1999
          United States of America              $  480,830           $  688,055
          Canada                                   895,934              294,087
          Other                                      5,143               18,086
                                               --------------------------------
                                                $1,381,907           $1,000,228
                                               ================================

      Identifiable Assets by Geographic Area

                                                                       (Note 20)
                                                      2000                 1999
          United States of America             $16,355,781          $19,261,074
          Canada                                39,708,827           31,937,548
                                               --------------------------------
                                               $56,064,608          $51,198,622
                                               ================================

                                D.G. JEWELRY INC.

                   Notes to Consolidated Financial Statements

                        (Stated in United States Dollars)

                                December 31, 2000

18.   Segmented Information (cont'd)

      Purchases from Major Suppliers

                                                                       (Note 20)
                                                      2000                 1999
      Purchases from major suppliers            $13,455,004        $11,097,894
      Percentage of total purchases                      58%                53%

      Accounts payable due to major suppliers     2,259,738          2,398,486
      Percentage of total accounts payable               21%                41%

19.   Discontinued Operations

      During the year, the company close down its manufacturing division in Houston, Texas. The measurement date was October 2, 2000 and the disposal date will be October 31, 2001 during which time the company has agreed to continue the normal operations of the division. Loss from the discontinued segment from October 2, 2000 to the planned disposal date of October 31, 2001 is estimated to be $205,963 less $72,088 of applicable income tax saving, resulting in a net loss of $133,875.

20.   Comparative Information

      Certain comparative figures have been reclassified in order to conform with the current year's financial statement presentation. Prior year's figures were audited by another firm of chartered accountants.