Form 10-Q
period 2001-03-31
D G JEWELRY INC
filed 2001-05-15
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


       Province of Ontario                                        N/A
  -------------------------------                       -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

        1001 Petrolia Road
      Toronto, Ontario Canada                                   M3J 2X7
      -----------------------                            ----------------------
(Address of principal executive offices)                      (Zip Code)

       (416) 665-8844 (Registrant's telephone number, including area code)
       --------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on May 11, 2001 was 6,649,655 shares.

                                D.G. JEWELRY INC.
                  MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                                          Page Number
Item 1.       Financial Statements
              Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000.........................................................        4
              Consolidated Statements of Income
                for the three months ended March 31, 2001 and 2000........................        5
              Consolidated Statements of Cash Flows
                for the three months ended March 31, 2001 and 2000........................        6
              Consolidated Statements of Stockholders' Equity
                for the years ended December 31, 2000, 1999 and 1998......................        7
              Notes to Consolidated Financial Statements..................................     8-12
Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................       13
Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................       17

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................       18
Item 2.       Changes in Securities and Use of Proceeds...................................       18
Item 3.       Defaults Upon Senior Securities............................................        18
Item 4.       Submission of Matters to a Vote of Security Holders.........................       18
Item 5.       Other Information...........................................................       18
Item 6.       Exhibits and Reports on Form 8-K............................................       19


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, D.G. Jewelry Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of March 31, 2001 and December 31, 2000 (Amounts expressed in US dollars) (Unaudited)


                                                          March 31,     December 31,
                                                            2001          2000
                                                              $              $
                                                         -----------    ------------
ASSETS
CURRENT ASSETS

Cash                                                          20,896        274,133
Accounts receivable                                       30,668,497     27,197,897
Inventory                                                 22,202,446     25,522,902
Cash surrender of life insurance (Note 2)                     57,232         60,418
Prepaid expenses and sundry assets                            37,779        483,531
                                                         -----------    -----------
                                                          52,986,850     53,538,881

PROPERTY, PLANT AND EQUIPMENT                              1,418,384      1,445,594

INVESTMENT (DEFICIENCY) IN 50% OWNED INVESTEE COMPANY         43,698            133

GOODWILL                                                   1,068,000      1,080,000
                                                         -----------    -----------
                                                          55,516,932     56,064,608
                                                         -----------    -----------

LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (Note 3)                                20,225,663     18,864,676
Accounts payable and accrued expenses                      7,749,101     10,532,238
Income taxes payable                                       3,620,627      3,403,875
Current portion of loans payable                             166,000        217,867
                                                         -----------    -----------
                                                          31,761,391     33,018,656

LOANS PAYABLE                                              2,075,866      2,164,104
                                                         -----------    -----------
                                                          33,837,257     35,182,760


SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 4)                                    12,476,962     12,476,962
IMPAIRMENT IN VALUE OF NOTES RECEIVABLE                   (1,194,710)    (1,194,710)
                                                         -----------    -----------
                                                          11,282,252     11,282,252
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)       (345,279)      (314,491)
RETAINED EARNINGS                                         10,742,702      9,914,087
                                                         -----------    -----------
                                                          21,679,675     20,881,848
                                                         -----------    -----------
                                                          55,516,932     56,064,608
                                                         -----------    -----------


D.G.Jewelry Inc.
Interim Consolidated Statements of Income
For the three months ended March 31, 2001 and 2000 (Amounts expressed in US dollars) (Unaudited)


                                                          For the period ended March 31,
                                                                   three months
                                                          ------------------------------
                                                               $                   $
                                                             2001                2000
                                                          ----------          ----------
SALES                                                      8,844,996           8,669,107

Cost of Sales                                              5,970,389           5,856,093

GROSS PROFIT                                               2,874,607           2,813,014
                                                          ----------          ----------

EXPENSES

Selling                                                      608,697             564,775
General and administrative                                   446,436             400,133
                                                          ----------          ----------
                                                           1,055,133             964,908
                                                          ----------          ----------
Operating income                                           1,819,474           1,848,106
                                                          ----------          ----------

Interest expenses                                            439,117             373,770
Other expenses                                               149,136             116,908
                                                          ----------          ----------
                                                             588,253             490,678
Loss/(Gain) on investment in 50% owned investee company      (43,571)            115,864
                                                          ----------          ----------
                                                             544,682             606,542
                                                          ----------          ----------
Income before income taxes and unusual item                1,274,792           1,241,564
Provision for income taxes                                   446,177             475,099
                                                          ----------          ----------
Net income                                                   828,615             766,465

Earnings per common share (Note 8)                              0.12                0.12
                                                          ----------          ----------
Earnings per common share assuming dilution (Note 8)            0.12                0.12
                                                          ----------          ----------
Average weighted number of shares
    Basic                                                  6,649,655           5,668,500
                                                          ----------          ----------
    Diluted                                                6,649,655           7,430,000
                                                          ----------          ----------


D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000
(Amounts expressed in US dollars) (Unaudited)


                                                                                 March 31,     March 31,
                                                                                   2001          2000
                                                                                     $             $
                                                                                ----------    ----------
Cash flow from operating activities:                                               828,615       766,465
                                                                                ----------    ----------
Net income
Adjustments to reconcile net income to net cash used in operating activities:
    Amortization                                                                   103,243       105,775
    Decrease (increase) in accounts receivable                                  (3,470,600)     (326,852)
    Decrease (increase) in inventory                                             3,320,456      (466,311)
    Decrease (increase) in cash surrender value of life insurance                    3,186        (1,249)
    Decrease (increase) in prepaid expenses and sundry assets                      445,752        64,172
    Increase (decrease) in accounts payable and accrued expenses                (2,783,135)   (2,592,447)
    Increase (decrease) in income taxes                                            216,752       394,281
     Unusual item (Note 6)                                                            --            --
                                                                                ----------    ----------
Total adjustments                                                               (2,164,346)   (2,822,631)
                                                                                ----------    ----------
Net cash used in operating activities                                           (1,335,731)   (2,056,166)
                                                                                ----------    ----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                     (64,035)     (178,126)
     Investment in 50% owned investee company                                      (43,565)      118,263
                                                                                ----------    ----------
    Net cash used in investing activities                                         (107,600)      (59,863)
                                                                                ----------    ----------

Cash flows from financing activities:
    Proceeds from/(repayment of) bank indebtedness                               1,360,987       915,508
    Proceeds from/(repayment of) loans payable                                    (140,105)      (25,552)
    Issuance of capital stock                                                         --            --
                                                                                ----------    ----------
    Net cash provided by financing activities                                    1,220,882       889,956
                                                                                ----------    ----------

  Effect of foreign currency exchange rate changes                                 (30,788)      (40,466)
                                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents                              (253,237)   (1,266,539)
Cash and cash equivalents
        Beginning of period                                                        274,133     1,359,104
                                                                                ----------    ----------
         End of period                                                              20,896        92,565
                                                                                ----------    ----------
Interest paid                                                                      439,117       376,206
                                                                                ----------    ----------
Income taxes paid                                                                  446,177       270,470
                                                                                ----------    ----------

                                       6

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)


                                          Common      Issued and
                                           Stock      Outstanding                                Cumulative
                                         Number of      Common                      Retained     Translation
                                          Shares       Warrants        Amount       Earnings     Adjustments
                                        -----------   -----------    -----------   -----------   -----------
                                                                          $             $             $
Balance as of December 31, 1998           5,167,000     1,265,000      6,704,986     7,531,952        55,501
Common Stock Issued                       1,240,780                    5,212,054
Foreign Currency Translation                                                              --         558,395
Net income for the year                                                              1,000,228
                                        -----------   -----------    -----------   -----------   -----------
Balance as at December 31, 1999           6,407,780     1,265,000     11,917,040     8,532,180       613,896
Common stock issued                         241,875                      559,922
Foreign Currency Translation                                                              --        (928,387)
Net income for the year                                                              1,381,907
                                        -----------   -----------    -----------   -----------   -----------
Balance as at December 31, 2000           6,649,655     1,265,000    $12,476,962   $ 9,914,087   $  (314,491)
                                        ===========   ===========    ===========   ===========   ===========


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

n)       Concentrations of Credit Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarly local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at March 31, 2001, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

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

4.       CAPITAL STOCK

a)       Authorized

                                                       March 31,    December 31,
                                                         2001           2000
                                                           $              $
                                                      -----------   ------------
An unlimited number of common stock
 Issued 6,649,655 Common Stock (6,407,780
 for December 31, 1999)                                12,363,737     12,363,737
 1,265,000 Warrants                                       113,225        113,225
                                                      -----------    -----------
                                                      $12,476,962    $12,476,962

Proceeds received from issuance of 241,875
 (1999-554,250) common shares on exercise of
 stock options                                               --          559,922
                                                      -----------    -----------
                                                      $      --      $   559,922

b)       Stock Option Plan

         1996 Plan - 500,000 authorized (all issued)
         1998 Plan - 500,000 authorized (all issued)
         1999 Plan - 500,000 authorized (433,500 issued)

5.       COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                       March 31,    December 31,
                                                                         2001           2000
                                                                           $              $
                                                                      -----------   ------------
Net Income                                                            $   828,615    $ 1,381,907
Other comprehensive income (loss):
       Foreign currency translation adjustments                       $   (30,788)   $  (928,387)
                                                                      -----------    -----------
                                                                      $   797,827    $   453,520
                                                                      ===========    ===========

Accumulated other comprehensive loss, December 31, 1998                              $    55,501
Foreign currency translation adjustments for the year ended
    December 31, 1999                                                                $   558,395
                                                                                     -----------
Accumulated other comprehensive loss, December 31, 1999                              $   613,896
Foreign currency translation adjustments for the year ended
    December 31, 2000                                                                $  (928,387)
                                                                                     -----------
Accumulated other comprehensive loss, December 31, 2000                              $  (314,491)
Foreign currency translation adjustments for the three months ended
 March 31, 2001                                                                      $   (30,788)
                                                                                     -----------
Accumulated other comprehensive income, March 31, 2001                               $  (345,279)
                                                                                     ===========


6.       NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.

7.       CHANGE OF NAME

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenues. Revenues for the three months ended March 31, 2001 were approximately $8.8 million, or an approximate 2% increase over the three months ended March 31, 2000 revenues of approximately $8.7 million. The increase was mainly a result of increased sales to the Internet and television customer base.

         Gross Profit. Gross profit for the three months ended March 31, 2001 increased by approximately $61,000, or approximately 2.2%, to approximately $2.9 million, as compared to approximately $2.8 million for the three months ended March 31, 2000. This was attributed to the increase in gross profit as a percentage of sales and increased sales. Gross profit as a percentage of sales increased from 32.45% for the three months ended March 31, 2000 to 32.50% for the three months ended March 31, 2001.

         Selling Expenses. Selling expenses for the three months ended March 31, 2001 increased by $40,000, or approximately 7.7%, to $608,697, as compared to $564,775 for the three months ended March 31, 2000. The increase was mainly a result of additions to the Company's sales team.

         Administrative Expenses. Administrative expenses for the three months ended March 31, 2001 increased by $46,436, or approximately 11.5%, to $446,436, as compared to approximately $400,000 for the three months ended March 31, 2000. The increase was mainly a result of an increase in the number of administrative employees.

         Interest Expense. Interest expense for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, increased by approximately $65,000, or approximately 17.5%, to $439,117. This increase was mainly the result of interest rate fluctuations and an increased loan level.

         As a result of the above factors, net income for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 increased to $828,615 from $766,465.

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

         The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at March 31, 2001 amounted to 7.50%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

         The Company's obligations under the revolving credit are secured by a security interest on all of our assets, guaranteed by Diamante and Pegasus, jewelry retail chains owned by Mr. Berkovits' daughter and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to the Company, which mortgage the Company has guaranteed.

         At March 31, 2001, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $1,900,000 million, which bear interest at 15% per annum.

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

         The Company was required to issue additional shares of our common stock to cover any potential adjustment in the amount of shares of common stock purchased in the May private placement offering. Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and the Company, the number of shares purchased by Haymarket, LLC was to be adjusted to reflect a reset in the purchase price of the shares acquired according to the following terms: (i) the reset price of the shares was to be the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period (as defined below); (ii) the number of shares of common stock to be issued upon the expiration of each of the two reset periods was to be calculated by the following formula: (307,692.5 (1/2 the number of shares purchased)) x (1,500,000 x 115% - the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period) / (the average of the lowest twelve bid prices of the Company's common stock during the applicable reset period); and (iii) there was to be two reset periods, each reset period consisting of thirty trading days. The Company has not issued any additional shares required to be issued pursuant to the agreement. See "Part II
- Item 1 - Legal Proceedings."

         Pursuant to the terms of the Common Stock Purchase Agreement, the Company had the option to sell, and Haymarket, LLC had agreed to buy, up to a maximum of $2,000,0000 worth of the Company's common stock. The number of shares acquired by Haymarket, LLC was to be calculated according to the following formula: (the dollar amount of the shares the Company has an option to issue (up to a maximum of $2,000,000 worth)) / ($3,000,000 / 100% of the bid price of the shares of the Company's common stock on the trading day immediately preceding the date of the purchase of the additional shares). The issuance of the additional shares was to occur on the earlier of (a) November 13, 1999 or (b) 20 days after the expiration of the second reset period. The Company was required to exercise its option to sell the additional shares within 20 days after the earlier of (a) or (b). The Company did not exercise the option.

         The net cash used in operating activities decreased by approximately $0.7 million for the three months ended March 31, 2001 over March 31, 2000. The principal use of cash was traced mainly to an increase in accounts receivable and a decrease in accounts payable. This was partially offset by a decrease in inventory levels.

         The cash flow from bank financing increased by approximately $0.4 million as at March 31, 2001 compared to the previous period in 2000. The Company repaid approximately $0.1 million more in loans.

         During the period, the Company did not issue any capital stock nor were any options currently outstanding exercised.

         The Company did not receive any proceeds from the issuance of capital stock during the three months ended March 31, 2001 and March 31, 2000.

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

         As a result of the contingent liability for damages and costs associated with this litigation should the company's appeal fail, provision has been made at December 31, 2000 for these damages and costs approximating $2,400,000. It is the opinion of management that the amount provided for will be sufficient to cover the ultimate liability, if any.

         On May 4, 2001, Southridge Capital Management LLC, Cootes Drive LLC and York, LLC commenced an action in the Supreme Court for the State of New York against D.G. Jewelry Inc., Samuel Jacob Berkovits and another, alleging breach of contract, tortious interference with contract, defamation and libel, and seeking compensatory damages, punitive damages and costs. Both will be defending the claim, and will be filing counterclaims. Management believes that the plaintiffs' claims against the company and Mr. Berkovits are entirely without merit.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       D.G. JEWELRY INC.



Dated: May 15, 2001                    By: /s/ Samuel Jacob Berkovits
                                           ------------------------------------
                                           Samuel Jacob Berkovits
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           Chief Financial Officer and President