Form 10-Q
period 2001-06-30
D G JEWELRY INC
filed 2001-08-14
CIK 1029631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)

Province of Ontario                                                        N/A
-------------------                                       --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

1001 Petrolia Road
Toronto, Ontario Canada                                                M3J 2X7
-----------------------                                   --------------------
(Address of principal executive offices)                            (Zip Code)

             (416) 665-8844 (Registrant's telephone number, including area code)

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 13, 2001 was 6,654,405 shares.

                                D.G. JEWELRY INC.
                   June 30, 2001 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000..................................................  4
          Consolidated Statements of Income
               for the three and six months ended June 30, 2001 and 2000.....  5
          Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001 and 2000...............  6
          Consolidated Statements of Stockholders' Equity
               for the years ended December 31, 2000, 1999 and 1998..........  7
          Notes to Consolidated Financial Statements.........................  8
Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 11
Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 16
Item 2.   Changes in Securities and Use of Proceeds.......................... 16
Item 3.   Defaults Upon Senior Securities.................................... 16
Item 4.   Submission of Matters to a Vote of Security Holders................ 16
Item 5.   Other Information.................................................. 17
Item 6.   Exhibits and Reports on Form 8-K................................... 17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of June 30, 2001 and December 31, 2000 (Amounts expressed in US dollars) (Unaudited)


                                                               June 30,      December 31,
                                                                 2001            2000
                                                                  $                $
ASSETS
CURRENT ASSETS
 Cash                                                             391,020         274,133
 Accounts receivable                                           30,975,670      27,197,897
 Inventory                                                     23,425,240      25,522,902
 Cash surrender of life insurance (Note 2)                         57,232          60,418
 Prepaid expenses and sundry assets                               134,853         483,531
                                                            -------------    ------------
                                                               54,984,015      53,538,881

 PROPERTY, PLANT AND EQUIPMENT                                  1,413,980       1,445,594

 INVESTMENT (DEFFICIENCY) IN 50% OWNED INVESTEE COMPANY            54,384             133

 GOODWILL                                                         978,497       1,080,000
                                                            -------------    ------------
                                                               57,430,876      56,064,608
                                                            -------------    ------------

 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                    20,719,555      18,864,676
 Accounts payable and accrued expenses                          7,359,143      10,532,238
 Income taxes payable                                           4,365,080       3,403,875
 Current portion of loans payable                                 150,212         217,867
                                                            -------------    ------------
                                                               32,593,990      33,018,656

 LOANS PAYABLE                                                  2,107,632       2,164,104
                                                            -------------    ------------
                                                               34,701,622      35,182,760

 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 4)                                        12,481,712      12,476,962
 IMPAIRMENT IN VALUE OF NOTES RECEIVABLE                       (1,194,710)     (1,194,710)
                                                            -------------    -------------
                                                               11,287,002      11,282,252
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)           (132,368)       (314,491)
 RETAINED EARNINGS                                             11,574,620       9,914,087
                                                            -------------    -------------
                                                               22,729,254      20,881,848
                                                            -------------    -------------
                                                               57,430,876      56,064,608
                                                            -------------    -------------


D.G.Jewelry Inc.
Interim Consolidated Statements of Income
For the three and six months ended June 30, 2001 and 2000
(Amounts expressed in US dollars) (Unaudited)

                                                                                For ended peroid Juned 30,
                                                                         three months                   six months
                                                                    $                 $               $               $
                                                                   2001              2000            2001            2000

 SALES                                                           9,066,005        9,004,341      17,911,001      17,673,448

 Cost of Sales                                                   5,987,000        5,948,912      11,957,389      11,805,005

 GROSS PROFIT                                                    3,079,005        3,055,429       5,953,612       5,868,443
                                                               -----------      -----------     -----------     -----------
                                                                    33.96%            33.93%          33.24%          33.20%
 EXPENSES

 Selling                                                           492,176          500,519       1,100,873       1,065,294
 General and administrative                                        273,120          362,543         719,556         762,676
                                                               -----------      -----------     -----------     -----------
                                                                   765,296          863,062       1,820,429       1,827,970
                                                               -----------      -----------     -----------     -----------
 Operating income                                                2,313,709        2,192,367       4,133,183       4,040,473
                                                               -----------      -----------     -----------     -----------

 Interest expenses                                                 275,742          460,437         714,859         834,207
 Other expenses                                                    244,588          100,406         393,724         217,314
                                                               -----------      -----------     -----------     -----------
                                                                   520,330          560,843       1,108,583       1,051,521
 Loss/(Gain) on investment in 50% owned investee company           (10,683)         (41,103)        (54,254)         74,761
                                                               -----------      -----------     -----------     -----------
                                                                   509,647          519,740       1,054,329       1,126,282
                                                               -----------      -----------     -----------     -----------
 Income before income taxes and unusual item                     1,804,062        1,672,627       3,078,854       2,914,191
 Unusual Item                                                      552,522          534,653         552,522         534,653
                                                               -----------      -----------     -----------     -----------
 Income before income taxes                                      1,251,540        1,137,974       2,526,332       2,379,538
 Provision for income taxes                                        419,622          361,287         865,799         836,386
                                                               -----------      -----------     -----------     -----------
 Net income                                                        831,918          776,687       1,660,533       1,543,152

 Earnings per common share (Note 8)                                   0.13             0.12            0.25            0.23
                                                               -----------      -----------     -----------     -----------
 Earnings per common share assuming dilution (Note 8)                 0.12             0.12            0.24            0.23
                                                               -----------      -----------     -----------     -----------
 Average weighted number of shares
     Basic                                                       6,654,405        6,649,655       6,654,405       6,649,655
                                                               -----------      -----------     -----------     -----------
     Diluted                                                     6,916,155        6,649,655       6,782,905       6,652,078
                                                               -----------      -----------     -----------     -----------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 (Amounts expressed in US dollars) (Unaudited)

                                                                                   June 30,        June 30,
                                                                                     2001            2000
                                                                                      $               $

 Cash flow from operating activities:                                              1,660,533       1,543,152
                                                                                 -----------      ----------
 Net income
 Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                    244,219         123,550
     Decrease (increase) in accounts receivable                                   (3,777,773)       (571,803)
     Decrease (increase) in inventory                                              2,097,662      (1,014,415)
     Decrease (increase) in cash surrender value of life insurance                     3,186          (2,450)
     Decrease (increase) in prepaid expenses and sundry assets                       348,678          (9,991)
     Increase (decrease) in accounts payable and accrued expenses                 (3,173,092)     (2,249,981)
     Increase (decrease) in income taxes                                             961,205         744,630
                                                                                           -               -
                                                                                 -----------     -----------
 Total adjustments                                                                (3,295,915)     (2,980,460)
                                                                                 -----------     -----------
 Net cash used in operating activities                                            (1,635,382)     (1,437,308)
                                                                                 -----------     -----------
 Cash flows from investing activities:
     Purchases of property, plant and equipment                                     (111,102)       (242,557)
      Investment in 50% owned investee company                                       (54,254)         77,811
                                                                                           -               -
                                                                                 -----------     -----------
     Net cash used in investing activities                                          (165,356)       (164,746)
                                                                                 -----------     -----------
 Cash flows from financing activities:
     Proceeds from/(repayment of) bank indebtedness                                1,854,879         422,703
     Proceeds from/(repayment of) loans payable                                     (124,127)       (321,957)
     Issuance of capital stock                                                         4,750               -
                                                                                 -----------     -----------
     Net cash provided by financing activities                                     1,735,502         100,746
                                                                                 -----------     -----------

   Effect of foreign currency exchange rate changes                                  182,123         291,558
                                                                                 -----------     -----------
 Net increase (decrease) in cash and cash equivalents                                116,887      (1,209,750)
 Cash and cash equivalents
         Beginning of period                                                         274,133       1,359,104
                                                                                 -----------     -----------
          End of period                                                              391,020         149,354
                                                                                 -----------     -----------
 Interest paid                                                                       714,859         834,207
                                                                                 -----------     -----------
 Income taxes paid                                                                         -         270,470
                                                                                 -----------     -----------

                                        6

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)


                                        Common       Issued and
                                         Stock       Outstanding                                       Cumulative
                                       Number of       Common                           Retained       Translation
                                        Shares        Warrants         Amount           Earnings       Adjustments
                                    -------------   -------------   ---------------  ---------------  -------------
                                                                           $                $           $
Balance as of December 31, 1998        5,167,000      1,265,000          6,704,986       7,531,952          55,501
Common Stock Issued                    1,240,780                         5,212,054
Foreign Currency Translation                                                                     -         558,395
Net income for the year                                                                  1,000,228
                                    ------------    -------------   --------------   ---------------  ------------
Balance as at December 31, 1999        6,407,780      1,265,000         11,917,040       8,532,180         613,896
Common stock issued                      241,875                           559,922
Foreign Currency Translation                                                                     -        (928,387)
Net income for the year                                                                  1,381,907
                                    ------------    -------------   --------------   ---------------  ------------
Balance as at December 31, 2000        6,649,655      1,265,000     $   12,476,962   $   9,914,087    $   (314,491)
                                    ============    =============   ==============   ===============  ============


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

 b)  Principal Activities

 The company was originally incorporated in Canada on January 23, 1979, and was continued as an Ontario corporation by Articles of Continuance on March 18, 1988. The company is principally engaged in the production and trading of jewelry in Canada and the United States of America.

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

n) Concentrations of Credit Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarily local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at June 30, 2001, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

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

4.  CAPITAL STOCK

a)  Authorized

                       An unlimited number of common stock

      Issued                                         June 30,      December 31,
                                                       2001            2000
                                                        $               $
6,654,405 Common Stock (6,407,780                  12,368,487      12,363,737
 for December 31, 2000)
 1,265,000 Warrants                                    113,225         113,225
                                                 -------------    ------------
                                                 $  12,481,712    $ 12,476,962

Proceeds received from issuance of 3,250
 (2000-241,785) common shares on exercise of             3,250         559,922
 stock options.                                  -------------   -------------
                                                 $       3,250   $     559,922

b)  Stock Option Plan

 1996 Plan - 500,000 authorized (all issued)
 1998 Plan - 500,000 authorized (all issued)
 1999 Plan - 500,000 authorized (437,500 issued)


5. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                    June 30,      December 31,
                                                      2001             2000
                                                       $                $

Net Income                                       $   1,660,533   $   1,381,907
Other comprehensive income (loss):
       Foreign currency translation adjustments  $    (133,193)  $    (928,387)
                                                 -------------   -------------
                                                 $   1,527,340   $     453,520
                                                 =============   =============

Accumulated other comprehensive loss, December 31, 1998          $      55,501
Foreign currency translation adjustments for the year ended
    December 31, 1999                                            $     558,395
                                                                 -------------
Accumulated other comprehensive loss, December 31, 1999          $     613,896
Foreign currency translation adjustments for the year ended
    December 31, 2000                                            $    (928,387)
                                                                 -------------
Accumulated other comprehensive loss, December 31, 2000          $    (314,491)
Foreign currency translation adjustments for the six months
 ended June 30, 2001                                             $     182,123
                                                                 -------------
Accumulated other comprehensive income, June 30, 2001            $    (132,368)
                                                                 =============

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

        Further, the Company is the primary supplier of products to Pegasus Acquisition Corp. I., ("Pegasus") which owns and operates three stores in the Phoenix, Arizona area. The Company is also the primary supplier of products to Florida Acquisition I. Corp. ("Florida") which owns and operates a store in Coral Gables, Florida. In addition, the Company also performs certain administrative and management functions for both Pegasus and Florida. The Company accounts receivable from Pegasus and Florida are fully secured to the Company by the assets of Pegasus and Florida, which security interests have also been pledged by the Company to the Bank of Nova Scotia for the Company's financing facilities.

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

        On February 10, 1998, the Company completed its acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997. The acquisition was accounted for using the purchase accounting method. In accordance with the purchase accounting method, Aviv's results have been included in the Company's consolidated financial statements since the acquisition date. The Aviv operations have been fully integrated into the DG and Diamonair operations, and management expects to end the Aviv operations in Texas effective with the final day of business there on August 30, 2001.

        The Company continuously reviews its administrative costs to determine if there are areas where expenses could be reduced through further integration and consolidation of the acquisitions. Although the Company expects to achieve some level of consolidation, these potential cost reductions are limited in many areas because (i) operating in the United States and Canada limits the advantages of consolidating certain accounting and human resources functions and
(ii) management believes that maintaining the existing Diamonair sales offices and manufacturing facilities will be beneficial for maintenance of this division's existing customer relationships and will increase the Company's opportunities in the United States.

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

Results of Operations

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

        Revenues. Revenues for the three months ended June 30, 2001 were approximately $9.1 million, or approximately a 0.7% increase over the three months ended June 30, 2000 revenues of approximately $9 million. Year to date revenue for the period ended June 30, 2001 were $17.9 million, an increase of approximately 1.3% over the comparable six month period ended June 30, 2000. The largest growth came from the home shopping networks.

        Gross Profit. Gross profit for the three months ended June 30, 2001 increased by approximately $23,500, or approximately 0.79%, to approximately $3.08 million, as compared to approximately $3.06 million for the three months ended June 30, 2000. Gross profit as a percentage of sales increased from 33.93% for the three months ended June 30, 2000 to 33.96% for the three months ended June 30, 2001. The year to date gross profit increased in 2001 by approximately $85,000 (1.4%) over the same period in 2000. This was mainly attributed to the increase in sales volume. The year to date gross profit percentage increased from 33.20% in 2000 to 33.24% in 2001.

        Selling Expenses. Selling expenses for the three months ended June 30, 2001 decreased by approximately $8,000, or approximately 1.7%, to $492,176 as compared to $500,519 for the three months ended June 30, 2000. The increase for the six months ended June 30, 2001 compared to the same period last year was approximately $35,500 or 3.34 %.

        Administrative Expenses. Administrative expenses for the three months ended June 30, 2001 decreased by $89,000, or approximately 24.8%, to $273,120, as compared to $362,543 for the three months ended June 30, 2000. The decrease for the six months ended June 30, 2001 compared to the same period last year was approximately $40,000 or 5.6%. The decrease was mainly a result of the savings generated by the integration of the Aviv operation into our Toronto operation.

        Interest Expense. Interest expense for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, decreased by approximately $184,000, or approximately 40%, to $275,742. The decrease for the six months ended June 30, 2001 compared to the same period last year was $119,348 or approximately 14%. This decrease was mainly the result of interest rate fluctuations.

        Unusual Item. The company recorded $552,522 in expenses related to the closing-down of Aviv and the integration of the Diamonair operations as compared to unusual items of $534,653 allocated in the same period last year.

         As a result of the above factors, net income for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 increased to $831,918 from $776,687; the net income for the six months ended June 30, 2001 as compared to June 30, 2000 increased to $1,660,533 from $1,543,152, or approximately 7.6%.

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

        The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at June 30, 2001 amounted to 7.0% interest on any borrowings payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

        The Company's obligations under the revolving credit are secured by a security interest on all of our assets, guaranteed by Diamante and Pegasus, jewelry retail chains owned by Mr. Berkovits' daughter and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to the Company, which mortgage the Company has guaranteed.

        At June 30, 2001, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $1,900,000 million, which bear interest at 15% per annum.

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

        The net cash used in operating activities increased by approximately $198,000 for the six months ended June 30, 2001 over June 30, 2000. The principal use of cash was traced mainly to an increase in accounts receivable of approximately $3.2 million and a decrease in accounts payable of approximately $0.9 million. This was partially offset by a decrease in inventory levels of approximately $3.1 million.

        The cash flow from bank financing increased by approximately $ 1.4 million as at June 30, 2001 compared to the previous period in 2000. The Company repaid approximately $ 0.2 million more in loans.

        During the period, the Company issued 3,250 shares as a result of exercises of employee stock options.

        The Company received $ 3,250 in proceeds from the issuance of capital stock during the six months ended June 30, 2001.

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

        On May 4, 2001, Southridge Capital Management LLC, Cootes Drive LLC and York, LLC commenced an action in the Supreme Court for the State of New York against D.G. Jewelry Inc., Samuel Jacob Berkovits and another, alleging breach of contract, tortious interference with contract, defamation and libel, and seeking compensatory damages, punitive damages and costs. Both are defending the claim, and (as at the time of filing of this report), had filed a motion for dismissal of the Complaint for failure to state a claim, on the basis that the statements complained of are true and that therefore the Complaint is legally and factually defective. Should the plaintiffs refuse to voluntarily withdraw their Complaint, further remedies will be considered, including a motion for sanctions against the plaintiffs and their counsel for presenting a frivolous and unsupported Complaint. Management believes that the plaintiffs' claims against the company and Mr. Berkovits are entirely without merit.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Reports on Form 8-K.

        The Company did file any reports on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                D.G. JEWELRY INC.

Dated: August 14, 2001                          By:/S/ ANCA PERIET
                                                   -----------------
                                                   ANCA PERIET
                                                   Principal Accounting Officer