Form 10-Q
period 2001-09-30
D G JEWELRY INC
filed 2001-11-19
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
              OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                    For the quarter ended September 30, 2001

                                       or

     [     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
              OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  ___________  to  _______________

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


Province  of  Ontario                                               N/A
---------------------                                        ----------------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                            Identification No.)

1001  Petrolia  Road
Toronto,  Ontario  Canada                                        M3J  2X7
-------------------------                                    ----------------
(Address  of  principal  executive  offices)                    (Zip  Code)

      (Registrant's  telephone  number,  including  area  code)  (416)  665-8844
                                                                 ---------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the registrant's common stock, no par value, on September 30, 2001 was 6,659,405 shares.

                                D.G. JEWELRY INC.
                SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                               Page Number
Item  1.
          Financial  Statements
          Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000   . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Consolidated  Statements  of  Income  for  the  three
            and  nine  months  ended  September  30,  2001  and  2000 . . . . . .  5
          Consolidated  Statements  of  Cash  Flows
            for  the  nine  months  ended  September  30,  2001  and  2000. . . .  6
          Consolidated  Statements  of  Stockholders'  Equity
            for  the  years  ended  December  31,  2000,  1999  and  1998 . . . .  7
          Notes  to  Consolidated  Financial  Statements . . . . . . . . .  .   8-11
Item  2.  Management's  Discussion  and  Analysis  of Financial Condition and
            Results  of  Operations . . . . . . . . . . . . . . . . . . . . .  12-16
Item  3.  Quantitative and Qualitative Disclosures About Market Risk . . . . .    16

                          PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . .     17
Item  2.     Changes  in  Securities  and  Use  of  Proceeds. . . . . . . . .     17
Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . .     17
Item  4.     Submission  of  Matters  to a Vote of Security Holders . . . . .     17
Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . . . .     17
Item  6.     Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . . . .     17

             Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .     18



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in registration statements and other reports filed by the company from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, D.G. Jewelry Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

      PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


D.G.Jewelry  Inc.
Interim  Consolidated  Balance  Sheets As of September 30, 2001 and December 31, 2000 (Amounts
expressed in US dollars)  (Unaudited)



                                                                                 September 30,     December 31,
                                                                                     2001             2000
                                                                                       $                $
ASSETS
CURRENT ASSETS

 Cash                                                                                  585,138        274,133
 Accounts receivable                                                                28,263,625     27,258,315
 Inventory                                                                          25,889,087     25,522,902
 Prepaid expenses and sundry assets                                                     53,358        483,531
                                                                                  ----------------------------
                                                                                    54,791,208     53,538,881

 PROPERTY, PLANT AND EQUIPMENT                                                       1,291,011      1,445,594

 INVESTMENT IN 50% OWNED INVESTEE COMPANY                                               36,716            133

 GOODWILL                                                                            1,035,000      1,080,000
                                                                                  ----------------------------
                                                                                    57,153,935     56,064,608
                                                                                  ----------------------------

 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 2)                                                         20,377,352     18,864,676
 Accounts payable and accrued expenses                                               8,105,691     10,532,238
 Income taxes payable                                                                4,360,205      3,403,875
 Current portion of loans payable                                                      117,947        217,867
                                                                                   ---------------------------
                                                                                    32,961,195     33,018,656

 LOANS PAYABLE                                                                       2,033,863      2,164,104
                                                                                   ---------------------------
                                                                                    34,995,058     35,182,760


 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 3)                                                             11,288,002     11,282,252
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 4)                                (849,962)      (314,491)
 RETAINED EARNINGS                                                                  11,720,837      9,914,087
                                                                                   ----------------------------
                                                                                    22,158,877     20,881,848
                                                                                   ------------   -------------
                                                                                    57,153,935     56,064,608
                                                                                   ----------------------------

D.G.Jewelry  Inc.
Interim  Consolidated  Statements  of  Income
For the three and nine months ended September 30, 2001 and 2000 (Amounts expressed in US dollars) (Unaudited)

                                                 For  the  period                  ended September 30,
                                                   three  months                       nine  months
                                                 $                $               $            $
                                                ---              ---             ---          ---
                                                2001             2000           2001         2000
 SALES                                         8,247,104       8,347,414       26,158,105    26,020,862

 Cost of Sales                                 5,426,323       5,407,658       17,383,712    17,212,663

 GROSS PROFIT                                  2,820,781       2,939,756        8,774,393     8,808,199
                                              ----------     -----------      ------------  -----------
                                                  34.20%          35.22%           33.54%        33.85%
 EXPENSES

 Selling                                         732,207         629,543        1,833,080     1,694,837
 General and administrative                      639,303         522,532        1,358,859     1,285,208
                                              ----------     -----------       -----------  -----------
                                               1,371,510       1,152,075        3,191,939     2,980,045
                                              ----------     -----------       -----------  -----------
 Operating income                              1,449,271       1,787,681        5,582,454     5,828,154
                                              ----------     -----------       -----------  -----------

 Interest expenses                               376,603         517,470        1,091,462     1,351,677
 Other expenses                                  531,251         255,854          924,975       473,168
 Income (loss) on investment in 50% owned
    investee company                              16,671          58,184          (37,583)      132,945
                                              ----------     -----------       -----------  -----------
                                                 924,525         831,508        1,978,854     1,957,790
                                              ----------     -----------       -----------  -----------
 Income before income taxes and
       unusual item                              524,746         956,173        3,603,600     3,870,364
 Unusual Item  (Note 5)                          271,463         677,418          823,985     1,212,071
                                              ----------     ------------       ----------  -----------
 Income Before Income Taxes                      253,283         278,755        2,779,615     2,658,293
 Provision for income taxes                      107,066         147,665          972,865       984,051
                                              ----------     ------------       ----------  -----------
 Net income                                      146,217         131,090        1,806,750     1,674,242

 Earnings per common share(Note 7)                  0.02            0.02             0.27          0.25
                                              ----------     ------------       ----------  -----------
 Earnings per common share assuming
  dilution (Note 7)                                 0.02            0.02             0.26          0.25
                                              ----------     ------------       ----------  -----------
 Average weighted number of shares
     Basic                                     6,659,405       6,649,655        6,659,405     6,649,655
                                              ----------     ------------       ----------  -----------
     Diluted                                   6,962,405       6,649,655        6,874,294     6,649,655
                                              ----------     ------------       ----------  -----------


D.G.Jewelry  Inc.
Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000 (Amounts expressed in US dollars) (Unaudited)

                                                                                            September 30,      September 30,
                                                                                                 2001               2000
                                                                                                   $                 $

 Cash flow from operating activities:                                                            1,806,750      1,724,242
                                                                                             ---------------  --------------
 Net income
 Adjustments to reconcile net income to net
 cash used in operating activities:
     Amortization                                                                                  366,329        256,421
     Decrease (increase) in accounts receivable                                                 (1,005,310)    (2,269,932)
     Decrease (increase) in inventory                                                             (366,185)    (3,394,289)
     Decrease (increase) in prepaid expenses and sundry assets                                     430,173         43,243
     Increase (decrease) in accounts payable and accrued expenses                               (2,426,547)      (863,581)
     Increase (decrease) in income taxes                                                           956,330        855,157
      Unusual item (Note 5)                                                                              -              -
                                                                                             ---------------  --------------

 Total adjustments                                                                              (2,045,210)    (5,372,981)
                                                                                             ---------------  --------------
 Net cash used in operating activities                                                            (238,460)    (3,648,739)
                                                                                             ---------------  --------------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                                                   (166,746)      (258,323)
      Investment in 50% owned investee company                                                     (36,583)       140,754
                                                                                                         -              -
                                                                                             ---------------  --------------
     Net cash used in investing activities                                                        (203,329)      (117,589)
                                                                                             ---------------  --------------

 Cash flows from financing activities:
     Proceeds from/(repayment of) bank indebtedness                                              1,512,676      2,493,877
     Proceeds from/(repayment of) loans payable                                                   (230,161)      (445,408)
     Issuance of capital stock                                                                       5,750              -
                                                                                             ---------------  --------------
     Net cash provided by financing activities                                                   1,288,265      2,048,469
                                                                                             ---------------  --------------

   Effect of foreign currency exchange rate changes                                               (535,471)       423,958
                                                                                             ---------------  --------------
 Net increase (decrease) in cash and cash equivalents                                              311,005     (1,293,881)
 Cash and cash equivalents
         Beginning of period                                                                       274,133      1,359,104
                                                                                             ---------------  --------------
          End of period                                                                            585,138         65,223
                                                                                             ---------------  --------------
 Interest paid                                                                                   1,023,441      1,327,575
                                                                                             ---------------  --------------
 Income taxes paid                                                                                       -        301,425
                                                                                             ---------------  --------------



Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)

                                       Common      Issued and
                                       Stock      Outstanding                                 Cumulative
                                      Number of      Common                     Retained      Translation
                                       Shares       Warrants         Amount     Earnings      Adjustments
                                 -----------------------------------------------------------------------------
                                                                       $            $                $

Balance as of December 31, 1998       5,167,000     1,265,000       6,704,986    7,531,952          55,501
Common Stock Issued                   1,240,780                     5,212,054
Foreign Currency Translation                                                             -         558,395
Net income for the year                                                          1,000,228
                                 ---------------  --------------  ------------  ---------------  --------------
Balance as at December 31, 1999       6,407,780     1,265,000      11,917,040    8,532,180         613,896
Common stock issued                     241,875                       559,922
Foreign Currency Translation                                                             -        (928,387)
Net income for the year                                                          1,381,907
                                 ---------------  --------------  ------------  ----------------  --------------
Balance as at December 31, 2000       6,649,655     1,265,000      12,476,962    9,914,087        (314,491)
                                 ===============  ==============  ============  ================  ==============

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


b)  Principal  Activities

The company was incorporated in Canada on January 23, 1979. The company is principally engaged in the production and trading of jewelry in Canada and the United States of America.


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


n)  Concentrations  of  Credit  Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarly local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at September 30, 2001, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.


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



3.  CAPITAL  STOCK

a)  Authorized

                   An  unlimited  number  of  common  stock


             Issued                               September 30,   December 31,
                                                     2001             2000
                                                      $                $

6,659,405 Common Stock (6,649,645                  10,827,104       12,363,737
 for  December  31,  2000)
1,265,000 Warrants                                    113,225          113,225
                                               ---------------   --------------
                                              $    10,940,329    $  12,476,962

Proceeds  received  from  issuance  of  5,750
 (2000-241,785)  common  shares on exercise
 of stock options                                       5,750          559,922
                                               ---------------    -------------
                                              $         5,750    $     559,922

b)  Stock  Option  Plan

 1996  Plan  -  500,000  authorized  (all  issued)
 1998  Plan  -  500,000  authorized  (all  issued)
 1999  Plan  -  500,000  authorized  (421,500  issued)
 2000  Plan  -  500,000  authorized  (none  issued)


4.  COMPREHENSIVE  INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                  September 30,     December 31,
                                                      2001              2000
                                                        $                 $

Net Income                                        1,806,750          1,381,907
Other  comprehensive  income  (loss):
    Foreign currency translation adjustments        (78,425)          (928,387)
                                               --------------     -------------
                                                  1,728,325            453,520
                                               ==============     =============

Accumulated other comprehensive loss, December 31, 1998                 55,501
Foreign  currency  translation  adjustments for the year ended
  December 31, 1999                                                    558,395
                                                                   ------------
Accumulated other comprehensive loss, December 31, 1999                613,896
Foreign  currency  translation  adjustments for the year ended
  December 31, 2000                                                   (928,387)
                                                                   ------------
Accumulated other comprehensive loss, December 31, 2000               (314,491)
Foreign currency translation adjustments for the nine months ended
  September 30, 2001                                                  (535,471)
                                                                   ------------
Accumulated other comprehensive income, September 30, 2001            (849,962)
                                                                   ============

5.  UNUSUAL  ITEM

The 2000 amount represents the value of accounts receivable from the 50% owned NetJewels.com that management decided to write-off ($884,653) and a reserve for the estimated costs of moving the manufacturing plant from Houston to Toronto ($327,418).

The 2001 amount represents expenses related to the closing-down of Aviv ($552,522) and litigation costs associated with Haymarket ($271,463).

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

     Further, the Company is the primary supplier of products to Pegasus Acquisition Corp. I, which owns and operates three stores in the Phoenix, Arizona area. The Company is also the primary supplier of products to Florida Acquisition I. Corp. which owns and operates a store in Coral Gables, Florida. In addition, the Company also performs certain administrative and management functions for both Pegasus and Florida. The Company accounts receivable from Pegasus and Florida are fully secured to the Company by the assets of Pegasus and Florida, which security interests have also been pledged by the Company to the Bank of Nova Scotia for the Company's financing facilities.

     The Company is also the primary supplier of products to Michigan Acquisition Corp. I, which owns and operates a new store in Birch Run, Michigan. The Company is also the primary supplier of products to Lilly's Jewelers 2001, Inc., which owns and operates six stores in West Virginia. In addition, the Company performs certain administrative and management functions for both Michigan and Lilly's. The Company accounts receivable from both Michigan and Lilly's are fully secured to the Company by the assets of Michigan and Lilly's respectively, and these security interests have also been pledged by the Company to the Bank of Nova Scotia for the Company's financing facilities.

     Generally, the Company does not provide products pursuant to long-term contracts. The Company has a jewelry supply contract with Zellers, Inc. of Canada that provides for the Company to be the exclusive supplier to Zellers of jewelry (except for some gold jewelry items), which contract is to terminate in December 2004.


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

     On February 10, 1998, the Company completed its acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997. The acquisition was accounted for using the purchase accounting method. In accordance with the purchase accounting method, Aviv's results have been included in the Company's consolidated financial statements since the acquisition date. The Aviv operations have been fully integrated into the DG and Diamonair operations, and management ended the Aviv operations in Texas effective with the final day of business there on August 30, 2001.

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

RESULTS  OF  OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

     Revenues. Revenues for the three months ended September 30, 2001 were approximately $ 8.2 million, or approximately a 1.2 % decrease over the three months ended September 30, 2000 revenues of approximately $ 8.3 million. Year to date revenues for the period ended September 30, 2001 were approximately $ 26.2 million, an increase of approximately 0.5 % over the comparable nine month period ended September 30, 2000. The growth came from the home shopping networks.

     Gross  Profit.     Gross  profit  for  the three months ended September 30,
2001 decreased by approximately $ 0.1 million, or approximately 4 %, to approximately $ 2.8 million, as compared to approximately $ 2.9 million for the three months ended September 30, 2000. Gross profit as a percentage of sales decreased from 35.22 % for the three months ended September 30, 2000 to 34.20 % for the three months ended September 30, 2001. The year to date gross profit decreased in 2001 by $ 33,806 (0.3%) over the same period in 2000. The year to date gross profit percentage decreased from 33.85 % in 2000 to 33.54 % in 2001.

     Selling Expenses. Selling expenses for the three months ended September 30, 2001 increased by $ 102,664, or approximately 16.3 %, to $ 732,207 as compared to $ 629,543 for the three months ended September 30, 2000. The increase for the nine months ended September 30, 2001 compared to the same period last year was $138,243 or approximately 8.2%. This was mainly attributed to increased promotional and wage costs.

     Administrative Expenses. Administrative expenses for the three months ended September 30, 2001 increased by $ 116,771, or approximately 22.2 %, to $ 639,303, as compared to $ 522,532 for the three months ended September 30, 2000. The increase for the nine months ended September 30, 2001 compared to the same period last year was $ 73,651 or approximately 5.8 %. The increase was mainly a result of higher office costs.

     Interest Expense. Interest expense for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, decreased by $ 140,867, or approximately 27.2 %, to $ 376,603. The decrease for the nine months ended September 30, 2001 compared to the same period last year was $ 260,215 or approximately 19.3%. This decrease was mainly the result of interest rate reductions.

     Unusual Item. The company recorded $552,522 in expenses related to the closing-down of Aviv and the integration of the Diamonair operations and $271,463 in litigation costs associated with Haymarket as compared to unusual items of $884,653 associated with the write-off of accounts receivable from the 50% owned NetJewels.com and a reserve of $ 327,418 associated with Aviv moving costs allocated in the same period last year.

As a result of the above factors, net income for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 decreased to $ 146,217 from $ 131,090; the net income for the nine months ended September 30, 2001 as compared to September 30, 2000 increased to $ 1,806,750 from $ 1,674,242, or approximately 7.9 %.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company currently has an operating line of credit with The Bank of Nova Scotia in the amount of approximately $20.3 million subject to certain margin requirements. The amount available to the Company is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $ 9.8 million. The Company utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

     The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at September 30, 2001 amounted to 6.00% interest on any borrowings payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

     The Company's obligations under the revolving credit are secured by a security interest on all of our assets, guaranteed by Diamante, Pegasus, Florida and by Lilly's, jewelry retail chains owned by Mr. Berkovits' daughter, and by Michigan, a jewelry retail operation owned by Mr. Berkovits' son, and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to the Company, which mortgage the Company has guaranteed.

     At September 30, 2001, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $ 1.8 million, which bear interest at 16% per annum.

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

     The net cash used in operating activities decreased by approximately $ 3.4 million for the nine months ended September 30, 2001 over September 30, 2000. The principal use of cash was traced mainly to an decrease in accounts receivable of approximately $ 1.2 million and a decrease in accounts payable of approximately $ 1.5 million. This was partially offset by a decrease in inventory levels of approximately $ 3.4 million.

     The cash flow from bank financing decreased by approximately $ 1.0 million as at September 30, 2001 compared to the previous period in 2000. The Company repaid approximately $ 215,000 more in loans.

     During the nine months ended September 30, 2001, the Company issued 5,750 shares as a result of exercises of employee stock options. The Company holds a receivable of $ 5,750 from the issuance of capital stock during the nine months ended September 30, 2001.

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

     On May 4, 2001, Southridge Capital Management LLC, Cootes Drive LLC and York, LLC commenced an action in the Supreme Court for the State of New York against D.G. Jewelry Inc., Samuel Jacob Berkovits and another, alleging breach of contract, tortious interference with contract, defamation and libel, and seeking compensatory damages, punitive damages and costs. Both are defending the claim, and had filed a motion for dismissal of the Complaint for failure to state a claim, on the basis that the statements complained of are true and that therefore the Complaint is legally and factually defective, and a motion for sanctions against the plaintiffs and their counsel for presenting a frivolous and unsupported Complaint. A hearing of these motions was held in New York on Friday, October 26, 2001, but (as at the time of filing of this report) to date, a decision on those motions has not yet been released by the court. Management believes that the plaintiffs' claims against the company and Mr. Berkovits are entirely without merit.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            D.G.  JEWELRY  INC.


Dated:  November  16,  2001                 By:  /S/  Anca  Periet
                                                ------------------
                                                ANCA  PERIET
                                                Principal  Accounting  Officer