Form 10-K
period 2001-12-31
D G JEWELRY INC
filed 2002-04-01
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to________________

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
None.

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, no par value                    Nasdaq Small Cap System

Common Stock Purchase Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 2002 was $3,097,100.60.

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

         The number of shares outstanding of the registrant's Common Stock, no Par Value, on March 31, 2002 was 7,446,947 shares.

         Documents incorporated by reference: None

                                D.G. JEWELRY INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Business....................................................1
Item 2.           Properties..................................................9
Item 3.           Legal Proceedings...........................................9
Item 4.           Submission of Matters to Vote of Security Holders..........10

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Stockholder Matter ...............................11
Item 6.           Selected Financial Data....................................14
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............14
Item 7A.          Quantitative and Qualitative Disclosures About
                           Market Risk.......................................18
Item 8.           Financial Statements and Supplementary Data................19
Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosures..............19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................20
Item 11. Executive Compensation..............................................22
Item 12.          Security Ownership of Certain Beneficial Owners and
                           Management........................................30
Item 13. Certain Relationships and Related Transactions......................31

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.................................................34

Signatures...................................................................35

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

         The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On March 31, 2002, the exchange rate was Cdn$1.5926 per US$1.00.


Year Ended December 31,      1995      1996      1997      1998      1999     2000      2001
----------------------       ----      ----      ----      ----      ----     ----      ----
Rate at end of period      $0.7143   $0.7299   $0.6991   $0.6532   $0.6929  $0.6687    $0.6279
Average rate during period  0.7299    0.7353    0.7223    0.6745    0.6730   0.6675     0.6500
High                        0.7092    0.7212    0.6945    0.7061    0.6929   0.6417     0.6695
Low                         0.7642    0.7526    0.77493   0.6376    0.6582   0.6993     0.6242


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We are primarily engaged in the design, manufacture, merchandising and distribution of stone-set jewelry for department stores, mass merchants, television shopping networks and other high volume retailers and major discounters. We also take advantage of non-traditional wholesale distribution outlets such as Internet wholesale advertising services, liquidation operations, and consumer product rental companies.

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

         Our operations are divided into two divisions. The "DG division" manufactures and distributes value priced stone-set rings and other jewelry products. We have operated the DG division in Canada for 33 years. The "Diamonair" division assembles and distributes jewelry, primarily set with synthetic stones. We acquired Diamonair in November, 1997.

         Growth has been achieved by providing our customers with quality and service and in recent years through our manufacturing process, which enables us to provide our customers with value priced stone-set mass appeal jewelry at lower cost than many of our competitors. We maintain long-standing relationships with Canadian customers such as Zellers, Inc., RTO Enterprises Inc., Sears Canada, and The Shopping Channel. In the last several years, we have also focused on the much larger American market. The DG division currently sells products to customers such as Wal-Mart, ShopNBC (operated by ValueVision International Inc.), and others, including Zales Corporation, the largest jewelry retailer in the United States. We have also utilized strategic acquisitions to increase our presence in the United States. Diamonair's customers include Finlay Fine Jewelry Corp, which operates leased fine jewelry departments in department stores for retailers such as May Department Stores and Federated Department Stores. In 2001, approximately 83.23% of our sales were in the United States, as compared to 79.6 %, 69.7% and 81% in 2000, in 1999 and in 1998, respectively.

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

Extend Customer Base and Utilize Non-traditional Distribution Lines such as the Internet

         While we have developed a broad customer base, we currently target our marketing efforts towards large retailers, such as department stores, mass merchandisers, television shopping networks, and other discount stores, whose overall share of retail jewelry sales is expected to increase. These customers typically require a high level of service, and we seek to build long-term relationships by making it convenient and cost-effective for these customers to rely on us for essential services such as product design, inventory control and delivery.

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

Maintain a Broad Product Mix

         We maintain a broad product mix so that we can meet the varying needs of our customers, who range from discount stores such as Wal-Mart, Inc. to department stores such as Saks Fifth Avenue. This also enables us to supply each customer with a number of different styles of each product, which jewelry retailers generally like to have in stock. The DG division and Diamonair currently offer our customers approximately 11,000 and 700 styles of rings, respectively. We also offer our customers over 1,000 other products, the majority of which consist of pendants, earrings, tennis bracelets and brooches.

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

Marketing

         We maintain sales offices at our Toronto headquarters and at the Diamonair offices in Parsippany, New Jersey. Our sales staff promote our products to a wide range of customers via existing relationships, trade shows and product presentations.

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

         We may accept returns of certain items in order to maintain customer goodwill and as part of promotional programs. Returns of products are generally made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. We have developed alternate retailer destinations for any product we choose to take back, and generally sell such returns for prices which approximate the original selling price. These alternate retailer destinations include Internet retailers, shopping networks and small jewelry chain stores.

         In 1997, we began listing excess inventory on an Internet wholesale commerce web site. We intend to continue this practice because it provides an inexpensive method for disposing of excess inventory on terms favorable to us.

Customers

         We maintain a broad base of customers concentrated in four major jewelry segments: (i) department stores such as Sears Roebuck, Bloomingdales and Saks Fifth Avenue (our products are also sold in certain Federated Department Stores and May Department Stores through Finlay Fine Jewelry Corp., an operator of jewelry boutiques within other department stores); (ii) specialty markets, such as The Shopping Channel (Canada), and ShopNBC (`ValueVision'); and (iii) jewelry chain stores such as Zales Corporation, Gordons, Freidmans and others and (iv) mass merchandisers such as Zellers, Inc. and Wal-Mart. We generally do not sell pursuant to any formal or long-term contracts, although we do have a long-term supply agreement with Zellers, Inc., and a short-term contract with a major television shopping network. We are also the exclusive supplier of products to Diamante Fine Jewellery Limited which operates five stores under the "Oromart" name in Ontario, to Pegasus Acquisition Corp. I which operates four stores in Arizona, to Florida Acquisition I Corp. which operates a store in Coral Springs, Florida, to Michigan Acquisition Corp. I. which operates a store in Birch Run, Michigan, and to Lilly's Jewelers 2001, Inc. which operates six stores in West Virginia.

         For the year ended December 31, 2001, 2 major customers accounted for 64.5% of sales. ShopNBC (ValueVision) accounted for 46.3% of sales, and the retail group of Diamante, Pegasus, Florida, Michigan and Lilly's accounted for approximately 18.2% of sales. No other customer accounted for more than 10% of sales for the year ended December 31, 2001. For the year ended December 31, 2000, two major customers accounted for approximately 59.52% of sales. For the year ended December 31, 2000, ValueVision accounted for 44.52% of sales and Diamante and Pegasus accounted for approximately 15% of sales. No other customer accounted for more than 10% of sales for the year ended December 31, 2000. The loss of any of these customers or a significant reduction in their orders could have an adverse effect on D.G. Jewelry Inc. For this reason, the Company has made significant effort to grow its customer list and continues to do business with its smaller accounts, and hopes to achieve positive results in 2002 and beyond.

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

         A principal goal of our design program is to maximize the perceived value of our products through design and manufacturing innovations that enhance the appearance of the jewelry without causing corresponding increases in product costs. This design approach assists us in producing quality products reflecting general consumer tastes. D.G. Jewelry Inc., through both the D.G. division and Diamonair, seeks products, not as fashion leaders or faddish styles, but of enduring styles that encourage moderately priced impulse purchases.

         Rings account for approximately 90% of our sales by units sold and dollar revenue. The D.G. division currently offers approximately 6,000 styles of rings. The rings are moderately priced and the average wholesale price of the rings is approximately $150.00. The retail price of the D.G. division's better selling products ranges from $30.00 to $600.00, although some products can cost as much as $5,000. The rings are made principally in 10 and 14 karat gold. Our products contain a variety of stones classified as diamonds, precious (e.g., rubies, sapphires, emeralds), semi-precious (e.g., garnet, topaz, amethyst, aquamarine, opal) or synthetics (e.g., cubic zirconia, spinel). The use of stones increases average unit sales price and results in greater margins. Additionally, the inclusion of stones creates a greater margin flexibility to insulate us from fluctuation in the value of gold. The D.G. division manufactures a number of rings with multiple stones because management believes our manufacturing process allows us to produce multiple stone items at a cost lower than our competitors.

         The Aviv line which has been integrated into the Diamonair operation offers approximately 5,000 rings, most of which are intended to be used as wedding or engagement rings. The rings are made up of precious metals, including 22 karat gold and platinum. The average wholesale price of the Aviv line is $700.00. The retail price of Aviv's better selling products ranges from between $500.00 and $1,500.00. Some of Aviv's diamond rings are sold for more than $5,000.

         Diamonair offers approximately 700 rings, primarily adorned with cubic zirconia stones. Although many of Diamonair's products are made of precious metals, the Diamonair products are generally lower priced goods. The average wholesale price of Diamonair's products is $100. The retail price of Diamonair's better selling products ranges from $50 to $500. We have successfully introduced genuine gemstones, which may include gem stones as well as other synthetic stones into the Diamonair products during 2001.

         Through each of our two divisions, we offer approximately 1,000 earrings and pendants. Many of these products are manufactured through our manufacturing process, which allows us to produce these items at costs which are competitive with or less than our competitors. We also design earrings and pendants to match some of our rings so that the products can be sold as a set.

Manufacturing Process

         Our manufacturing process is a special process for producing a high-volume of low-cost multi-stone rings. Our manufacturing process provides us with a current estimated manufacturing capacity of approximately 20,000 rings per week. This process is utilized at the Toronto facility for the DG division product line and certain Diamonair products. The Toronto facility is presently producing an average of approximately 4,000 rings per week, but sometimes producing as much as 20,000 rings in a week. We believe that our manufacturing capabilities distinguish us from most of our competitors and enable us to produce very competitively priced, quality and consistent products satisfying our customers' demands for mass merchandising.

         Our manufacturing process combines modern technology, mechanization and hand craftsmanship to produce fashionable and moderately priced jewelry. Our manufacturing operations involve combining pure gold with other metals to produce 10 and 14 karat gold, manufacturing cast jewelry, and finishing operations such as cleaning, polishing, diamond-cutting, engraving, plating and other jewelry work. We utilize the lost-wax/cast-in-place method of jewelry manufacturing to produce high-quality gold rings, earrings, pendants, bracelets and brooches. This is based on an investment casting process used in the jewelry manufacturing industry. It entails creating wax duplicates of the items which are encased in a plaster mold. The plaster is hardened in an oven while the heat melts away the wax, leaving a hollow mold pre-set with stones in place. The mold is injected with metal, in effect reverse-mounting the stones in the jewelry. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled with the retailer's price tag and bar codes and shipped. This process allows unskilled labor with virtually no training to set as many as 8,000 stones per day per stone setter. This compares to the normal setting process of a skilled setter, setting up to 150 stones per day, at a cost of up to $1.00 per stone or more. However, the percentage savings are far more significant when the intrinsic values which make up the jewelry item are lower. This is so because the greater the labor factor in the product's cost structure, the greater the percentage savings when such labor factor is reduced.

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

         Diamonair primarily purchases products from the D.G. division and other manufacturers in a finished condition. However, Diamonair does do some assembly, repair and packaging of its products from its facility in Parsippany, New Jersey.

         The manufacturing process in the jewelry industry results in great volumes of gold scrap. We have strict controls to minimize waste. Management believes that our manufacturing processes reduce the handling of the end jewelry product and accordingly, the quantity of jewelry scrap is greatly reduced. The scrap in the form of chips, filings, grindings and sweepings, are recovered by us and sent to refiners to recover the gold. Our recovery from refiners in 2001 was 4,965 ounces or approximately $1,288,936. Our recovery from refiners in 2000 and 1999 were 4,992 ounces or approximately $1,219,826 and 4,774 ounces or approximately $1,406,029 respectively.

Supply

         We purchase our gold from banks, gold refiners and commodity dealers. Management believes this arrangement is sufficient to meet our current requirements. In November, 2001, the Company availed itself of a gold lease arrangement provided by the Bank of Nova Scotia. Under the terms of that agreement, the Company is able to lease fine gold up to a maximum of $4.68 million in value. At December 31, 2001, the Company leased 9,023 oz, for a total value of $2,471,452. Gold leases are a common form of procuring gold in the jewelry industry. Its primary advantage is that the loan is advanced in metal form and is repayable in metal form, or in cash, at our option. As a result, if the lessee is disciplined, and replenishes its gold as it sells it, then its gold exposure is effectively hedged. Thus, the lessee is not `gambling' on having to replace gold at higher cost than the price at which the gold was sold. Another benefit of gold leasing is that the Company's investment in inventory is reduced. Finally, gold lease rates are generally very favorable to the lessee.

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

         We do not presently engage in hedging activities with respect to possible fluctuations in the prices of precious, semi-precious gemstones or metals, other than through the gold lease arrangements referred to above. We believe the risk of price fluctuations can be mitigated by changes in the prices we charge our customers, which we have historically done in response to such fluctuations. However, there can be no assurance that a downward trend in the prices of stones or metals would not have a material adverse impact on the valuation of our inventories or that an increase in prices would not make it more difficult or costly for us to acquire inventory.

         We purchase our supplies and raw materials from a variety of suppliers and we do not believe the loss of any of the suppliers would have a material effect on our business. Alternative sources of supply for raw materials for production of jewelry are readily available.

         Although the Company believes its sources of supply are adequate, it entered into special relationships with several key diamond supplier in November, 2001. Under the terms of these agreements, seven key diamond suppliers agreed to exchange some debt for shares of the Company. In addition to the shares issued to them, the Company agreed to provide these suppliers preferred status and to purchase its needs from these suppliers as long as they provided the most favorable terms. These agreements are for one year, at which time the Company may re-purchase the shares, at its option.

         We carefully inspect all materials sent and received from outside suppliers, monitor the location and status of all inventory, and have strict internal control procedures of all jewelry as it proceeds through the manufacturing process. A complete audited physical inventory of gold, silver and gemstones is taken at our manufacturing and administrative facilities on an annual basis, in addition to other physical inventories during the year. We employ an agency to provide a security staff and have various security procedures in the hiring of personnel as well as internal-security procedures regulating employee conduct. We are currently undergoing a review of all security procedures and expect to take additional stringent steps to safeguard our assets.

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

         In the United States, the market, although highly fragmented, does contain a number of major competitors many of whom import much of their product from the Far East and many of whom sell higher priced items. The United States competitors include M. Fabrikant & Sons, Inc., Samuel Aaron Inc., Simon Golub, PAJ, Inc., Nissko Jewellery Trading, World Pacific Products, Andel, Andin International Inc., Dalow Industries and Michael Anthony Jewelers Inc.

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

Employees

         At March 31, 2001, we utilized 135 persons as both employees on a full-time basis, and as contractors, including approximately 94 engaged in manufacturing and distribution, 11 salespeople, 24 general and administrative and 6 executives, each of whom performs various other functions such as sales and marketing.

         We have no unions and believe we have an excellent relationship with our employees.

Environmental Compliance

         Certain of the manufacturing processes utilized by us require the use of chemicals and other hazardous materials. We have an ongoing compliance program to ensure that our manufacturing processes are in compliance with environmental rules and regulations.

Seasonality

         Retail sales of jewelry are generally weighted to the fourth quarter. For most manufacturers these sales patterns reflect a business that tends to fall one-third in the first half of the year with the remaining two-thirds in the second half of the year. Our sales in the first half of 2001 represented approximately 44.8% of total revenues for the year.

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

         Sales by Internet retailers, who generally plug their product to the consumer (as opposed to retail stores), have their revenues generally less weighted for Christmas due primarily to the consumer's fear of late delivery, and because of the consumer's likelihood to be in the `Internet shopping mall' during that key shopping season. In addition, these retailers generally benefit in the key winter months when the consumer is more likely to order from home. As a result, we do not expect to be as affected because of our revenues from alternative customers such as television shopping networks and sales over the Internet.

ITEM 2. PROPERTIES

         Our executive and administrative offices and primary manufacturing and marketing facilities are located in a 23,000 square foot facility in Toronto, Ontario. This facility is leased from 1001 Petrolia Road Limited Partnership, the general partner being 1013418 Ontario Inc. Jack Berkovits, Chairman, CEO and President of D.G. Jewelry Inc. is the sole shareholder, officer and director of the general partner, 1013418 Ontario Inc. The lease is a 10 year net, net lease and expires January 31, 2005. Annual lease payments are $115,520.00, increasing each year by the greater of $.33 a square foot or the percentage increase in the Consumer Price Index for the Municipality of Metropolitan Toronto. Real estate taxes, utilities, maintenance and insurance cost us approximately $82,359 for the 12 months ended December 31, 2001. Management is of the opinion that the terms of the lease are as favorable as could be obtained from unaffiliated third parties. See "Certain Transactions."

         The general partnership, 1013418 Ontario Inc, of which Mr. Berkovits is the sole shareholder, officer and director, originally obtained a $660,000 five year mortgage on the property from the Canadian Imperial Bank of Commerce in 1993. At December 31, 2001 the mortgage was $475,956. The loan bears interest at 7.8% and was renewed in October 1998 for an additional five years. We are a guarantor of this mortgage. A second mortgage was obtained to secure our financing facilities with The Bank of Nova Scotia.

         Effective as of June 1, 1997, we entered into a sublease for the 25,000 square foot manufacturing and office facility in Houston, Texas from which Aviv, Inc. had operated prior to its acquisition. In 2001, we paid rent of $66,398, from January 1, 2001 until the lease was terminated by us as at August 31, 2001. In October, 2000, the manufacturing operations of the Houston facility were transferred to our facility in Toronto, and at the end of August, 2001, the retail store in the Houston facility was also closed down, and sales and service of the Aviv line were transferred to the Diamonair division in New Jersey.

         Effective as of November 21, 1997, we entered into a sublease for the 7,880 square foot facility in Cedar Knolls, New Jersey that Litton Systems had used to operate Diamonair prior to its acquisition. This lease had been extended to and including September 30, 2001, and thereafter on a short term basis until the new Diamonair premises in Parsippany, New Jersey were ready for occupancy. In 2001, we paid rent of $91,239 in respect of the Cedar Knolls and Parsippany premises. Effective January 24, 2002, the Diamonair division moved into 7,200 square foot premises located at 2 Cranberry Road, Parsippany, New Jersey 07054, under a new 5 year lease whereby we pay annual base rent of $77,400.00, plus proportionate share of taxes, insurance, and operating expenses. We have the option, upon written notice given at least six months prior to expiry of the term, to renew for a further 5 year term, during which the annual base rent will be $88,200.00 per annum. We use Diamonair's facilities for the assembly and storage of Diamonair products, as well as sales, design and administrative offices.

         We believe that our facilities are adequate for our current operating levels and presently foreseeable growth.

ITEM 3. LEGAL PROCEEDINGS

         In December 1999, Haymarket LLC ("Haymarket") commenced an action against the Company in the Supreme Court of the State of New York, County of New York, alleging that D.G. had breached the terms of a Common Stock Purchase Agreement (the "Agreement') entered into by the parties, and seeking undetermined damages. In its defense, the Company asserted that Haymarket was barred from enforcing the agreement because it had wrongfully and in bad faith depressed the price of the Company's stock. The issue of liability was tried before a jury in November 2000. On November 16, 2000, the jury returned a verdict in the Company's favor. The judge thereafter set aside the jury verdict and directed a verdict for Haymarket, and on

December 13, 2000, the court entered judgment for Haymarket, ordering the delivery of 316,933 shares of the Company's stock (the "Reset Shares") to Haymarket pursuant to a reset provision in the Agreement. On January 17, 2002, the Appellate Division, First Department of the New York Supreme Court affirmed the decision of the IAS Court setting aside the jury verdict in favor of the Company and entering judgment in favor of Haymarket on its claim against the Company for breach of the Agreement. The Company is seeking leave to appeal further to the New York Court of Appeals.

         On February 6, 2002 the Company delivered a share certificate for 316,933 shares to Haymarket in satisfaction of the judgment. The IAS Court will also assess damages owing to Haymarket for the delay in delivery of the reset shares, based upon the difference between the actual value of the reset shares when required to be delivered under the Agreement in October 1999, and the actual value of the reset shares on February 6, 2002, when they were delivered. The IAS court has specifically declined to enforce a liquidated damages provision in the Agreement under which damages would have been calculated at a rate of two per cent (2%) per day during the period the shares were not delivered.

         On May 4, 2001, Southridge Capital Management LLC, Cootes Drive LLC and York LLC commenced an action in the Supreme Court for the State of New York against D.G. Jewelry Inc., Samuel Jacob Berkovits and another. The Company and the other defendants removed the action to the United States District Court for the Southern District of New York on June 4, 2001. The complaint alleges tortious interference with contract, defamation and trade libel against the Company and Mr. Berkovits, and seeks compensatory damages, punitive damages and costs. The Company has counterclaimed against plaintiff Southridge Capital Management LLC for defamation. Management believes that the complaint is without merit, and it intends to defend the case vigorously.

         Other than the above, the Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with our Annual Meeting held August 16, 2001, the 2001 Stock Option Plan, which had been adopted by the Board of Directors, was submitted to the shareholders for their approval. On a vote of shareholders present or represented by proxy, the 2001 Stock Option Plan was approved.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the initial public offering of our common stock on April 17, 1997, our common stock and warrants were traded on the Nasdaq Small Cap Market under symbols "DGJL." and "DGJW, respectively. On May 27, 1999, our common stock began trading on the Nasdaq National Market System. As of February 9, 2001, our common stock once again began trading on the Nasdaq Small Cap Market. Prior to April 1997, there was no market for our shares of common stock. There is no non-United States trading market for our securities and there is no limitation on non-Canadians owning shares of our common stock.

         The following table sets forth the high and the low sales prices for our common stock during each quarter for the last three fiscal years through the first quarter of fiscal 2002.

                                                           Common Stock
                                                           ------------
                                                  High                  Low
                                                  ---------------------------
Fiscal 1999
First Quarter                                     9.750                 4.000
Second Quarter                                    9.063                 5.625
Third Quarter                                     8.250                 3.875
Fourth Quarter                                    5.688                 2.625

Fiscal 2000
First Quarter                                     4.000                 2.875
Second Quarter                                    3.375                 1.750
Third Quarter                                     2.125                 1.281
Fourth Quarter                                    2.000                 0.688

Fiscal 2001
First Quarter                                     1.563                 0.844
Second Quarter                                    1.500                 0.938
Third Quarter                                     2.100                 0.750
Fourth Quarter                                    1.600                 1.050

Fiscal 2002
First Quarter                                     1.350                 0.490

         As of March 31, 2002, there were 20 shareholders of record and approximately 1,000 beneficial owners.

         On March 31, 2002, the last sale price of our common stock as reported on the Nasdaq Small Cap Market System was $1.100.

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

Common Stock

         We are authorized to issue an unlimited number of shares of common stock, no par value per share, of which as of the date of this filing 7,446,947 shares of common stock are issued and outstanding. All outstanding shares of common stock are validly authorized, issued, fully paid, and non-assessable.

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

Class A Preference Shares

         In August, 2000, the Articles of Incorporation were amended to increase the authorized capital of the Company by the creation of five million (5,000,000) Class A Preference Shares, issuable in series as determined by resolution of the Board of Directors, who shall also determine the designation, rights, privileges, restrictions and conditions attaching to the shares in any series, subject to the limitations set out in the articles. The Class A Preference Shares shall be entitled to priority over the common shares of the Company and over any other shares of any other class ranking junior to the Class A Preference Shares with respect to priority in the payment of dividends and the return of capital and the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or any other distribution of the assets of the Company among its shareholders for the purpose of winding up its affairs. No series of Class A Preference Shares shall rank in priority to any other series of such shares in respect of dividends or return of capital in such circumstances. No dividends on the common shares may be declared or set aside for payment, except with approval of all holders of Class A Preference Shares, nor shall the Company call for redemption or purchase for cancellation or otherwise reduce or pay off any shares, unless all dividends on Class A Preference Shares shall have been declared and paid or set aside for payment. The holders of the Class A Preference Shares are not entitled to receive notice of nor to attend or vote at any meeting of the shareholders of the Company, except a meeting of the Class A Preference shareholders

         As of March 31, 2002, there were no issued and outstanding Class A Preference Shares.

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

         By Resolution of the Board of Directors, the Company has reduced the exercise price of the warrants to $4.00 per share and has extended the period during which the warrants are exercisable for a further three years, until April 16, 2005.

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

         We have agreed to pay Joseph Dillon & Company a fee of five percent of the exercise price of each warrant exercised, a portion of which fee may be allowed to the dealer who solicited the exercise. As of the date of this prospectus, we have not paid Joseph Dillon & Company any commissions. Joseph Dillon & Company is no longer in business.

         In connection with our initial public offering we issued to the underwriters 110,000 warrants to acquire 110,000 shares of common stock at $9.90 per share and/or 110,000 warrants at an exercise price of $0.165. These warrants expire in April 2002.

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

         None of these warrants have been exercised as of March 31, 2002.

Transfer Agent

         The transfer agent of our shares of common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. American Stock Transfer & Trust Company also acts as the warrant agent for our warrants.

ITEM 6. SELECTED FINANCIAL DATA

         The following summary financial information for the fiscal years 2001, 2000, and 1999 have been derived from the audited financial statements of the Company percent are percent of Net Sales.

         The following selected statement of operations data is for the period from January 1, 1999 through December 31, 2001. The selected balance sheet data is for the period from January 1, 1999 through December 31, 2001. The statement of operations and balance sheet data is derived from our financial statements and the related notes included elsewhere in this prospectus audited by Solursh Feldman & Partners,LLP, Chartered Accountants. Our books and records are maintained in Canadian Dollars, but our auditors have reconciled such financial data to United States dollars and the financial statements contained herein have been prepared in accordance with generally accepted accounting principles in the United States. All information should be read in conjunction with our consolidated financial statements and the notes which are attached hereto.


                                                     Year ended, December 31,
                                      1999                 2000          2001
                                      ----                 ----          ----
                                          (in thousands except per share data)

Statement of Operations Data:
Revenue                              $35,414              $39,956       $36,037
Gross profit                          13,059               14,798        10,824
Net income                             1,000                1,382         1,571
Net income per share                    0.16                 0.21          0.23
Net income per share - diluted          0.16                 0.21          0.22


                                                    Year ended, December 31,
                                       1999                 2000         2001
                                       ----                 ----         ----
                                          (in thousands except per share data)
Balance Sheet Data:
Working capital                      $20,400              $20,882       $23,221
Total Assets                          51,512               56,117        52,830
Long-term debt                         2,202                2,241         1,977
Total liabilities                     31,112               35,235        29,609
Shareholders' equity                  20,400               20,882        23,221

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

         In connection with our initial public offering we issued to the underwriters warrants to acquire 110,000 shares of common stock at $9.90 per share and 110,000 shares warrants at an exercise price of $0.165. These warrants expire April 2002.

         Our utilization of our high-volume manufacturing techniques sometimes results in excess inventories. In the past, we either sold these excess inventories in lots at prices which usually resulted in losses of our investment in labor and overhead and without recovering our full cost of stones, or we internally recycled the metal and most stones by disassembling the product, re-melting the gold or silver and removing the stones. This recycling resulted in additional incurred labor and overhead costs. Once Diamante established its factory outlet stores, it provided us with an opportunity to sell our excess inventories on more favorable terms. By selling to Diamante, we avoid the costs and losses that we had incurred in the past and we are afforded a more advantageous method of dealing with our excess inventories. We are the exclusive supplier of products to Diamante and our account receivable from Diamante is fully secured by all the assets of Diamante, which security interest has been pledged by us to The Bank of Nova Scotia for our financing facilities. In addition, we perform certain administrative functions for Diamante. We are also the exclusive supplier of products to Pegasus Acquisition Corp. I, a Delaware corporation owned by Yamit Karp of Toronto. Yamit Karp is a daughter of Jack Berkovits, CEO of D.G. Pegasus owns and operates four stores in Phoenix, Arizona.

         We are also the exclusive  supplier of products to Florida  Acquisition
I. Corp, a Delaware corporation which operates a store in Coral Springs, Florida, and to Lilly's Jewelers 2001, Inc., a West Virginia corporation which operates six stores in West Virginia. Both of these corporations are owned by Yamit Karp, daughter of Jack Berkovits, CEO of DG. We are also the exclusive supplier of products to Michigan Acquisition Corp. I., a Michigan corporation which operates a store in Birch Run, Michigan and which is owned by Eli Karp, husband of Yamit Karp and son-in-law of Jack Berkovits, CEO of DG.

         Generally, we do not provide products pursuant to long-term contracts. We have an exclusive jewelry supply contract with Zellers, Inc. of Canada that, pursuant to its terms, is to terminate in December 2004. Sales to Zellers Inc. of Canada were $1.6 million in 1996, $550,000 in 1997, $1,814,000 in 1998,
$862,526 in 1999, $1,192,513 in 2000 and $1,144,487 in 2001.

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

         Sales of Diamonair products in 2001 on a non-consolidated, unaudited basis were $6.221 million and the profit margin was approximately 42.7%.
Diamonair purchased products from approximately 25 suppliers. We have consistently increased the amount of Diamonair products manufactured by us using our manufacturing process thus increasing consolidated gross margins. We have increased sales of Diamonair products by introducing the Diamonair products into the distribution lines used by the D.G. division and the Aviv division.

         On February 10, 1998, we completed our acquisition of substantially all of the assets of Aviv, Inc., by assuming approximately $4.3 million in debt. The effective date of the acquisition was June 1, 1997.

         Of Aviv's total sales in 2001 of approximately $6.770 million, approximately $1.095 million were attributable to the New York Gold and Diamond Exchange, a retail store at Aviv's facilities in Houston, Texas. The profit margin on Aviv's sales was approximately 7.3% for the year ended December 31, 2001. We do not anticipate that the cost of many of the Aviv products will be reduced significantly by our manufacturing process. Aviv's products generally are made with more expensive metals and stones than our other products. Therefore, savings in the manufacturing process do not result in unit cost reductions that are material in relation to the total price of the Aviv jewelry. We also expect to increase sales of Aviv products by introducing the Aviv products to the distribution lines used by the D.G. division and Diamonair division.

         We continuously review our administrative costs to determine if there are areas where expenses could be reduced through further integration and consolidation of the acquisitions. Although we expect to achieve some level of consolidation, these potential cost reductions are limited in many areas because
(i) operating in the United States and Canada limits the advantages of consolidating certain accounting and human resources functions and (ii) management believes that maintaining the existing Diamonair sales offices and manufacturing facilities will be beneficial for maintenance of that divisions' existing customer relationships and will increase our opportunities in the United States.

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

Results of Operations

Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

         Sales for Fiscal 2001 were $36,036,610 as compared to $39,955,503 for the year ended December 31, 2000, a decrease of approximately 9.8%. This decrease is due mostly to decreased sales in the last four months of the year, after September 11, 2001.

         Gross profit decreased by approximately 7% (from 37.04% in 2000 to 30.04% in 2001). This one-time decrease is attributable primarily to the Company's subscription to a gold lease program implemented in 2001. Actual gross profit before factoring in the gold lease was 36.9%, a decrease of 0.14% as compared to the previous year.

         Operating expenses increased to $6,425,868 for the year ended December 31, 2001 from $5,861,183 for the year ended December 31, 2000. This resulted mostly from increased advertising allowances and discounts. Operating expenses represented 17.8% of revenues in Fiscal 2001 compared to 14.67% of revenues in Fiscal 2000.

         Interest expenses decreased by approximately $126,000 due mainly to decreased interest rates.

         Operating income for the year was $4,398,573 or $0.62 per share as compared to $8,937,062 or $1.36 per share in 2000. This decrease is attributable to the Company's subscription to a gold lease program implemented in 2001. Unusual items amounted to $414,444 and are associated with the Haymarket litigation.

         As a result, income before income taxes was $2,369,958 as compared to $2,223,175, an increase of approximately $147,000. Income taxes decreased by $42,197, from $841,268 in fiscal 2000 to $799,071 in fiscal 2001.

Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

         Sales for fiscal 2000 were $39,955,503 as compared to $35,414,133 for the year ended December 31, 1999, an increase of approximately 37%. This increase is due mostly to larger sales to NetJewels.com, Diamante Fine Jewellery Limited and Pegasus Acquisition Corp. I. The cost of sales increased by approximately $2.9 million as compared to the previous fiscal year and the gross profit increased by 0.16% (From 36.88% in 1999 to 37.04% in 2000). Operating expenses increased to $5,727,308 for the year ended December 31, 2000 from $4,257,790 for the year ended December 31, 1999. This resulted mostly from an increase of approximately $1.5 million in selling expenses. Most of the increase is due to an increase in bad debt expense of approximately $980,000. Operating expenses represented 14.7% of revenues in Fiscal 2000 compared to 12.02% in Fiscal 1999.

         Interest expenses increased by approximately $94,000 due to increased financing to service our growth during the year.

         Operating income for the year was $8,937,062 or $1.36 per share as compared to $8,800,847 or $1.39 per share on a fully diluted basis in 1999. The number of shares outstanding in 2000 were 6,649,655, as compared to 6,343,622 in Fiscal 1999. The Company decided to write-off a portion of the loans receivable from Diamante Fine Jewelry Inc. ($269,320), the full amount of the receivable from its 50% owned subsidiary, NetJewels.com, Inc. in the amount of $2,109,496, and to set-up the potential liability on the litigation associated with Haymarket ($2,403,869). The total unusual write-offs amounted to $4,782,685.

         As a result, income before income taxes and discontinued operations was $2,357,050 as compared to $1,553,482, an increase of $803,568. Income taxes increased by $288,014, from $553,254 in Fiscal 1999 to $841,268 in Fiscal 2000.
Income before loss from discontinued operation was $1,515,782 in 2000 as compared to net income of $1,000,228 in 1999. The loss from discontinued operations (Aviv Inc.) was $133,875, resulting in a net income of $1,381,907.

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

         We currently have an operating line of credit with The Bank of Nova Scotia in the amount of $21.3 million, including the gold lease arrangements, subject to certain margin requirements. The amount available to us is equal to 75% to 80% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $10.3 million. We utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

         Our borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at March 31, 2002 amounted to 4.50%. Interest on any borrowings is payable monthly. As at December 31, 2001, we are in full compliance with all of the banking covenants (including the financial covenants and ratios) and are required to report to our bankers on a monthly basis.

         Our obligations under the revolving credit facility are secured by a security interest on all of our assets, guaranteed by Diamante, Pegasus, Florida, and Lilly's, jewelry retail chains owned by Mr. Berkovits's daughter, and by Michigan, a jewelry retail operation owned by Mr. Berkovits' son-in-law, and are further secured by a mortgage on the property owned by a limited partnership controlled by Jack Berkovits and leased to us, which mortgage we have guaranteed.

         For the year ended December 31, 2001, we generated cash from operating activities of approximately $4.1 million; accounts receivable increased by approximately  $1.2  million  and  inventory  decreased  by  approximately  $5.1 million.

         Our accounts receivable net of allowances for doubtful accounts as of December 31, 2001 were approximately $28 million. Accounts receivable is such a large percentage of sales because (i) accounts receivable include a 7% goods and services tax and a 10% federal excise tax on most Canadian sales, which taxes are not included in sales, and (ii) sales volume is generally higher in the fourth quarter and some customers do not pay us for goods until after the holiday selling season.

         Our inventory (net of gold lease of approximately $2.5 million) as of December 31, 2001 was approximately $20.5 million, or 56.8% of revenue for the year ended December 31, 2001. Inventory is such a large percentage of sales because the inventory reflects needs for both divisions for their anticipated expansion and growth in 2002.

         At December 31, 2001, we had loans outstanding from our principal shareholder, Jack Berkovits, of approximately $1.7 million, which bear interest at 12.0% per annum, and this rate is otherwise determined from year to year.

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

         Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and us, the number of shares purchased by Haymarket, LLC was required to be adjusted to reflect a reset in the purchase price of the shares acquired according to a detailed formula set out in the Agreement. On February 6, 2002, in light of the decision of the appeal decision of the Appellate Division, First Department, of the New York Supreme Court issued on January 17, 2002, we issued 316,933 shares to Haymarket LLC. See "Legal Proceedings."

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

                                                                      Page
Financial Statements:                                                 Number
                                                                      ------

Report of Independent Auditors.........................................F - 1

Consolidated Balance Sheets as at December 31, 2001 and 2000 ..........F - 2

Consolidated Statements of Income for the
         years ended December 31, 2001, and 2000 ......................F - 4

Consolidated Statements of Cash Flows
     for the years ended December 31, 2001 and 2000 ...................F - 5

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2001 and 2000....................F - 7

Notes to Consolidated Financial Statements.............................F - 8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers


      Name                                 Age   Position with the       Position Held
                                                   Company                   Since

Samuel J. Berkovits.....................   50  Chairman of the Board,         1979
                                               CEO and President
Anca Periet.............................   47  CFO, Vice President-Finance
                                               & Operations, Controller,      2000
                                               and Treasurer
Michael P. Johns........................   60  Executive Vice President       2001
                                               - Retail Specialty Services
BenTzion Berkovits......................   28  Executive Vice President       2001
                                               - Sales & Marketing
Kenneth H. Saul.........................   56  General Counsel, Secretary     2000
Leonard Fasullo.........................   61  Vice President-Production      1989
Bruce Fleischer.........................   47  Vice President - Retail        2000
                                               Specialty Services
Meyer Feiler............................   49  Director                       1998
Steven Reichmann........................   48  Director                       2000
Andrew R. Reiser........................   44  Director                       1998
Ralph R. Lean, Q.C......................   56  Director                       2001
Edward A. Foster........................   56  Director                       2001
Thomas Schonberger......................   54  Director                       2002


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

         Anca Periet has been with DG for more than 15 years, and was appointed to the multiple positions of Vice President - Finance & Operations, Controller, Treasurer and Secretary in May, 2000. In 2001, she turned over the duties of Secretary to enable her to assume the duties of Chief Financial Officer. In addition to her financial responsibilities for the Company and its subsidiaries and affiliated companies, she is also responsible for identifying and investigating potential acquisitions. Ms. Periet has an M. Comm from AES and a
B. Sc. from York University

         Michael P. Johns joined D.G. Jewelry Inc. on March 26, 2001, as Executive Vice President - Retail Specialty Services. He brings to us his extensive background in retail management. He began his career during his 8 years with the T. Eaton Co. in London, Ontario, where he first undertook retail management responsibilities. He then served for 27 years with the W.G. Young Co., the latter portion of which he served as Sr. VP - Marketing and Sales. Under his stewardship, W.G. Young grew from a local entity with just 6 stores in the London area to a national chain with 37 stores., for which he was supervising a staff of 280 and exercising responsibility for the chain's acquisition, promotion and sales of merchandise. Since 1995, Mr. Johns has been the owner of his own small jewelry chain in the western Ontario area.

         BenTzion Berkovits has been with DG for more than 5 years, and was appointed Executive Vice President - Sales & Marketing in May, 2000, in which role he continues to manage key accounts of the Company including ShopNBC/ValueVision, QVC and Wal-Mart, as well as making regular appearances on TV, and being involved in product development, and general direction of the Company's sales efforts.

         Kenneth H. Saul joined D.G. Jewelry Inc. as General Counsel in October, 2000, and was appointed Secretary on March 12, 2001. Mr. Saul has carried on a varied legal practice in the Toronto area since April, 1973, and more recently, has taught law-related and Internet-related courses at both Centennial College and at Devry Institute. He has a B.A. from University of Toronto, an LL.B. from Osgoode Hall Law Scholl, Toronto, and, as well, successfully completed the Canadian Securities Course at Toronto, in June, 1998.

         Leonard Fasullo has been our Vice President-Production since 1989. Mr. Fasullo joined D.G. Jewelry Inc. as a manufacturing foreman in 1984.

         Bruce Fleischer began serving as Vice President - Business Development for the Company in August, 1997, assumed the additional responsibilities of managing DG's retail interests in February, 1998 and was appointed Vice President - Retail Specialty Services in May, 2000. Mr. Fleischer began his retail marketing career in 1975 with Canadian Tire Corporation Limited, one of Canada's most successful retailers. In 1996, Mr. Fleischer joined Thorn Americas as Director, Marketing & Merchandising for its Rent-A-Center store chain.

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

         Andrew R. Reiser was appointed a Director on January 25, 2001. Mr. Reiser is currently Managing Director - Corporate Finance of Donald & Co. Securities Inc., New York NY, a full service investment bank and retail and institutional brokerage firm with regional offices throughout the United States. Mr. Reiser's responsibilities with Donald & Co. include management of all aspects of corporate financing including initial public offerings, follow-on offerings, private placements and advisory services. Additional responsibilities include development of institutional clientele and contacts, coordination of syndications of offerings and arranging analyst coverage. As well, Mr. Reiser has provided advisory services such as merger and acquisition analysis, preparation of fairness opinions and valuations, and corporate development and strategic planning. Mr. Reiser has resigned from the board for personal reasons effective March 6, 2002.

         Ralph R. Lean, Q.C. is a senior partner in the Toronto legal firm of Cassels, Brock and Blackwell, LLP. He has advised business clients from multi-nationals to entrepreneurs with respect to a full range of business law issues, and works closely with clients dealing with the municipal, provincial and federal levels of government. Mr. Lean serves on the boards of many Canadian public and private companies as well as many charitable corporations, including Oceanic Adventures International Corp., Sirit Technologies Inc., the World Film Festival of Toronto Inc., Teachers' Pension Plan Board, Galaxy OnLine, Inc., and Trustee, Molson Indy Board of Trustees. Mr. Lean received an Honours BA in Business Administration from the University of Western Ontario, London, Ontario, and his LL.B. from Osgoode Hall Law School, York University, Toronto. He was called to the bar of Ontario in 1973.

         Edward A. Foster is President and Chief Operating Officer of International Commerce Exchange Systems, Inc. (`ICES') a New York-based Internet and traditional business holding company, which holds controlling interest in
18. He holds a number of offices and directorships of the ICES companies, including President of Helios Ventures, Inc. which is being merged through Medical Edge Technologies, Inc. with Healthcare Integrated Services Inc. (Amex:HII). Mr. Foster is also President and CEO of NetCare Health Services, Inc., an ICES in-house pharmacy and medical supply company based in Connecticut, and which recently signed a merger agreement with Digital Commerce International, Inc. (OTCBB:THBK), a provider of e-commerce infrastructure services. Mr. Foster will continue post-merger as President and CEO of the combined company, which will make its core focus the healthcare industry. In the past, Mr. Foster has, as Chairman, guided Aratek Integrated Systems Inc. in Canada and Aratek America, Inc. in the US, both engaged in software engineering research and development, and through his holding company, Faward Holdings Ltd., held a significant interest in Data Kinetics and was active in the development of software strategy for Data Kinetics Ltd. Mr. Foster obtained a degree in accounting and marketing at Wayne State University, Detroit, and a business administration degree from York University, Toronto.

         Thomas Schonberger is President and CEO of Greenleaf Investments Corp.

         There is no family relationship between any of the above named officers or directors, save and except for the fact that Samuel Jacob Berkovits and BenTzion Berkovits are father and son.

         The term of office for directors and officers is one year.

Audit and Compensation Committees

         As of December 31, 2001, the Audit Committee consisted of Messrs. Reiser, Feiler and Lean. On March 7,2002, Mr. Schonberger was appointed to the audit committee to replace Mr. Reiser. The Company has adopted an audit committee charter in compliance with SEC and Nasdaq requirements.

         The responsibilities of the Audit Committee include recommending to the board of directors the firm of independent auditors to serve us, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of our internal control procedures. The Compensation Committee consists of Messrs. Feiler, Lean and Foster. The Compensation Committee is expected to periodically review and evaluate officers' compensation and will administer our 1996 Stock Option Plan, 1998 Stock Option Plan, the 1999 Stock Option Plan, and the 2001 Stock Option Plan.

         It is not expected that any director or committee member will receive any compensation for acting in such capacity. We will reimburse directors and committee members for all ordinary and necessary expenses incurred in attending any meeting of the board or any committee thereof.

Executive Compensation

         The following table sets forth all cash compensation for services rendered in all capacities to us, for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999 paid to our Chief Executive Officer, and the other most highly compensated executive officers at the end of the above fiscal years whose total annual salary plus bonus exceeded $100,000 per annum.


                           Summary Compensation Table


                                                              Restricted
Name and                 Year                     Stock                   Other
Principal Position       Ended   Salary   Bonus   Awards      Options  Compensation
------------------       -----   ------   -----   ------      -------  ------------

Jack Berkovits           2001   $249,351  $125,565     0             0   $12,000 (1)
 Chief Executive Officer 2000   $266,756  $200,067     0             0   $12,000 (1)
                         1999   $247,645  $    -0-     0        10,000   $12,000 (1)
                         1998   $216,951  $125,000     0       266,000   $12,000 (1)
                         1997   $197,242  $187,798     0       377,500   $12,000 (1)


(1)     Represents monthly auto allowance.

Employment Contracts

         Jack Berkovits and D.G. Jewelry Inc. entered into a three year employment agreement commencing April 17, 1997 for Mr. Berkovits to serve as Chief Executive Officer and President at an annual salary of $250,000 (the contract actually provided for a salary of Cdn$340,000, which was more or less equivalent at that time) with yearly increases of no less than $10,000 (the contract actually provides for yearly increases of no less than Cdn$14,000). Mr. Berkovits' employment agreement expired on April 17, 2001, and was extended for the time being by the Board of Directors while it is currently being renegotiated. Should Mr. Berkovits die during the term of this agreement, his estate or designee shall receive, upon his death, two years full salary. In the event of disability, Mr. Berkovits is to receive 70% of his salary for the remainder of the term of the agreement. The agreement also provides for us to maintain approximately $2,000,000 in key-man insurance on the life of Mr. Berkovits. Currently, we are beneficiary of two "key-man" term policies with a total death benefit of $840,000. The $700,000 policy has been assigned to secure our financing facilities with The Bank of Nova Scotia. We maintain a third policy with a death benefit of $1.1 million for which Mr. Berkovits is the beneficiary.

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

         No other officer has an employment contract with D.G. Jewelry Inc. except for a verbal agreement with its CFO, Anca Periet, effective April 1, 2001. This verbal agreement is currently in process of being renegotiated and reduced to a written contract, and will be effective from October 1, 2001, when completed.

Compensation of Directors

         There are no standard arrangements for the payment of any fees to directors of D.G. Jewelry Inc. for acting in such capacity. Directors are reimbursed for expenses for attending meetings.

Options to Named Executive Officers

         The following tables set forth certain information with respect to all outstanding stock options granted during 2001 to the Company's Named Executive Officers.


                             Option Grants

                   Number                                      Potential Realizable
                   of                                              Value at Assumed
                   Securities   % of Total                          Annual Rates of
                   Underly-     Options                                 Stock Price
                   ing          Granted        Exercise  Expira-   Appreciation for
                   Options      to Employees   Price     tion           Option Term
Name of Holder     Granted      in FiscalYear  ($/Share) Date          5%($) 10%($)
--------------     -------      -------------- --------  ----          ----- ------

Jack Berkovits,   0                 0            n/a     n/a      n/a      n/a


       Option Exercises in Last Fiscal Year and Fiscal Year End Values (1)


                                                                           Value of
                                             Number of                  Unexercised
                                            Unexercised                In-the-Money
                                               Options                      Options
                      Shares                 at FY-End                    at FY-End
                 Acquired on      Value     Exercisable/               Exercisable/
Name             Exercise (#)     Realized  Unexercisable             Unexercisable
---------        ------------     --------  -------------             -------------

Jack Berkovits        0              0       *   /  *                   *   /   *

---------------
(1) The closing bid price of a share of the Company's Common Stock at December 31, 2001 was $1.210.

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


  Officer and/or Director   Expiration Date   Options   Percent      Exercise Price
  -----------------------   ---------------   -------   -------      --------------

Jack Berkovits...........           (1)       377,500     75.5%             $1.38
Anca Periet..............       02/09/02       10,000      2.0%             $1.38
Leonard Fasullo..........       02/09/02       15,000      3.0%             $1.38

--------
(1) 327,500 of such options expire on August 21, 2002 and 50,000 expire on February 9, 2002.

1998 Stock Option Plan

         In July 1998, the Board granted 500,000 options to 34 persons including officers, directors, consultants and key employees. The options were exercisable at the following prices; $2.77 (410,000); $3.25 (40,000); and $4.00 (50,000). On
March 12, 2001, the Board of Directors reduced the exercise price from $2.77 to $1.00 on a total of 93,000 unexercised options under the 1998 Plan. All Options under the 1998 Stock Option Plan granted vest at the rate of 25% every six months so that the options are fully vested two years from their issuance date. The table below reflects the Options under the 1998 Stock Option Plan granted to the present officers and directors of D.G. and the percentage of Options issued to such persons.


  Officer and/or Director   Expiration Date   Options   Percent      Exercise Price
  -----------------------   ---------------   -------   -------      --------------

Jack Berkovits...........     07/14/03        266,000     53.2%          $ (1)
Anca Periet..............     07/14/03         20,000      4.0%          $2.77 (2)
Leonard Fasullo..........     07/14/03         20,000      4.0%          $2.77 (2)
Myer Feiler..............     07/14/03         60,000     12.0%          $ (3)
Bruce Fleischer..........     07/14/03          5,000      1.0%          $2.77

---------
(1) 195,500 of such options were exercised at an exercise price of $2.77; the remaining 56,500 options were re-priced by the Board of Directors on March 12, 2001 to $1.00 per share.
(2) 15,000 of such options were exercised at an exercise price of $2.77; and the remaining 5,000 options were re-priced by the Board of Directors on March 12, 2001 to $1.00 per share.
(3) 10,000 of such options are exercisable at $2.77 and the remaining 50,000 are at $4.00 per share.

1999 Stock Option plan

         In July 1999, the board of directors and shareholders adopted the 1999 stock option plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 500,000 shares may be issued under this plan. To date, 438,500 options have been granted under the plan, of which 5,750 have been exercised, 39,750 have been forfeited, and 393,000 remain outstanding; 101,250 options (including those forfeited) remain available for grant under the 1999 Stock Option Plan.

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

         In 2001, the Board granted 74,000 options to 23 persons including officers, directors, consultants and key employees. The options are exercisable at a price of $1.00 per share. On March 12, 2001, the Board of Directors reduced the exercise price from $4.125 to $1.00 per share on a total of 30,000 unexercised options that had been granted under the 1999 Plan during the 1999 fiscal year. Options under the 1999 Stock Option Plan granted vest at the rate of 25% every six months, or in some cases every three months, so that the options are fully vested within no more than two years from their issuance date. The table below reflects the Options under the 1998 Stock Option Plan granted to the present officers and directors of D.G. and the percentage of Options issued to such persons.


  Officer and/or Director   Expiration Date   Options   Percent      Exercise Price
  -----------------------   ---------------   -------   -------      --------------

Jack Berkovits...........          (1)        195,000         %          $1.00  (2)
Anca Periet..............     11/09/10         35,000         %          $1.00
Michael P. Johns.........     03/29/11         15,000         %          $1.00
Bentzion Berkovits.......     11/09/10         35,000         %          $1.00
Kenneth H. Saul..........     02/23/11         10,000         %          $1.00
Leonard Fasullo..........     01/03/11          2,000         %          $1.00
Bruce Fleischer..........     01/03/11          1,000         %          $1.00
Myer Feiler..............          (3)         35,000         %          $1.00  (4)
Steven Reichmann.........     12/29/10          5,000         %          $1.00
Andrew R. Reiser.........     12/29/10          5,000         %          $1.00
Ralph R. Lean............     12/29/10          5,000         %          $1.00
Edward A. Foster.........        n/a                0        0%            n/a
Thomas Schonberger.......        n/a                0        0%            n/a

---------

(1) 10,000 of such options  expire  07/19/10,  180,000  expire  11/09/10 and the remaining 5,000 expire 12/29/10.
(2) 10,000 of such options were originally issued at an exercise price of $4.125 and on March 12, 2001, the exercise price was reduced by the Board of Directors to $1.00 per share.
(3) 10,000 of such  options  expire  11/16/09,  20,000  expire  01/03/11 and the remaining 5,000 expire 12/29/10.
(4) 10,000 of such options were originally issued at an exercise price of $4.125 and on March 12, 2001, the exercise price was reduced by the Board of Directors to $1.00 per share.

2001 Stock Option Plan

         In August, 2001, the board of directors and shareholders adopted the 2001 Stock Option Plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 500,000 shares may be issued under this plan. To date, no options have been options have been granted under the plan.

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

Cash Compensation

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

Equity  Compensation

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

[OBJECT OMITTED]


                                                                   Nasdaq
                                DG Jewelry        Nasdaq U.S.   Non- Financial
                                ----------        ----------    --------------
           April 18, 1997         100.00            100.00         100.00
           December 31, 1997       12.90            130.06         126.16
           December 31, 1998       21.88            183.37         185.16
           December 31, 1999       16.67            340.77         363.01
           December 31, 2000        1.05            204.87         211.54
           December 31, 2001       12.74            158.14         162.65


         The graph assumes that the value of the investment in D.G Jewelry's common stock, the Nasdaq U.S. and the Nasdaq Non-Financial was $100 on April 18, 1997 and that all dividends were reinvested. No dividends have been declared or paid on D.G. Jewelry's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31,2002 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of D.G. Jewelry, each officer and director of D.G. Jewelry and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof.


Names and Address of Beneficial  Amount and Nature of         Percentage of Shares
     Owner(1)                    Beneficial Ownership(2)          Outstanding
------------------------------   -----------------------      --------------------

Jack Berkovits................             3,539,900 (3)                 47.53%

The Berkovits Family Trust....               426,000                      5.72%

Sheba Berkovits...............               816,000 (4)                 10.96%

Leonard Fasullo...............                36,000 (5)                    *

Myer Feiler...................                85,000 (6)                  1.00%

Steven Reichmann..............                 5,000 (7)                    *

Andrew R. Reiser..............                 5,000 (7)                    *

Ralph R. Lean.................                 5,000 (7)                    *

Edward A. Foster..............                     0 (8)                    *

Thomas Schonberger............                     0 (9)                    *

Anca Periet...................                40,000 (10)                   *

BenTzion Berkovits............               171,250 (11)                 2.29%

Michael P. Johns..............                 5,000 (12)                   *

Kenneth H. Saul...............                10,000 (13)                   *

Bruce Fleischer...............                 5,500 (14)                   *

Michael B. McElligott........              1,159,051 (15)                15.56%
85 Dudley Road,
Billerica, MA 01821-4132

All directors and executive officers,
And >5% shareholders, as a group
 (16 persons) .................            5,066,701                     68.04%


* Less than one percent
-----------------------------
(1) Except as set forth above, the address of each individual is 1001 Petrolia Road, Toronto, Ontario, Canada M3J 2X7.

(2) Based upon information furnished to the Company by either the directors and executive officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold the sole voting and dispositive power with respect to the Common Stock except as noted herein. For purposes of computing 'beneficial ownership' and the percentage of outstanding Common Stock held by each person or group of persons named above as of the date of this Report, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2002, the Company had 7,446,947 shares of Common Stock issued and outstanding.

(3) Includes (i) 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Mr. Berkovits and his wife are co-trustees; (ii) 390,000 shares of Common Stock owned by his wife individually and (iii) 262,500 shares issuable upon options that are currently exercisable or exercisable in the next sixty days. Does not include 135,500 shares of Common Stock owned by one of Mr. Berkovits' sons who is independent of his father.

(4) Includes 426,000 shares of Common Stock owned by the Berkovits Family Trust of which Ms. Berkovits is a co-trustees. Ms. Berkovits is the wife of Jack Berkovits.

(5) Includes 6,000 shares issuable upon the exercise of options which are currently e xercisable or exercisable in the next sixty days.

(6) Includes 70,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(7) Includes 5,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days. Mr. Reiser resigned from the Board for personal reasons on March 6, 2002.

(8) Mr. Foster was appointed to the Board on October 31, 2001.

(9) Mr. Schonberger was appointed to the Board on March 7, 2002.

(10) Includes 40,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(11) Includes 36,250 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(12) Includes 5,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(13) Includes 5,000 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(14) Includes 5,500 shares issuable upon the exercise of options which are currently exercisable or exercisable in the next sixty days.

(15) Includes 603,846 shares owned by McElligott Associates Trust, Money Purchase Pension Plan, dated 01/01/83 of which Mr. McElligott is trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1995, we entered into a 10 year lease consisting of 23,000 square feet for our executive offices and manufacturing operations in North York, Ontario. The lease is with 1001 Petrolia Road Limited Partnership, the general partner being 1013418 Ontario Inc. Jack Berkovits, our president Chairman, CEO and President, is the sole owner, officer and director of that general partner. Current rent is $115,520 and increases each year by the greater of $.37 a square foot or the percentage increase in the Consumer Price Index for the Municipality of Metropolitan Toronto. Additionally, we are paying real estate taxes, utilities and insurance aggregating $82,359 per year for this facility. See "Properties". Management is of the opinion that the lease is on terms as favorable as obtainable from unaffiliated third parties.

         1001 Petrolia Road Limited Partnership through 1013418 Ontario, Inc., the general partner, of which Mr. Berkovits is the sole shareholder, officer and director, had obtained a five year $660,000 mortgage on the property, which was renewed in October 1998. On December 31, 2001, the principal amount outstanding was $475,956. We are a guarantor of this mortgage.

         Jack Berkovits loaned us monies from time to time for operations and working capital which sums at December 31, 2001 aggregated approximately $1.740 million with an interest rate of 12%.

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

         Florida Acquisition I. Corp. is a Delaware corporation, authorized to transact business in Florida. Florida is owned by Yamit Karp, daughter of Jack Berkovits.

         Michigan Acquisition Corp. I is a Michigan corporation, authorized to transact business in Michigan. Michigan is owned by Eli Karp, husband of Yamit Karp, and son-in-law of Jack Berkovits.

         Lilly's Jewelers 2001, Inc. is a West Virginia corporation, authorized to transact business in West Virginia. Lilly's is owned by Yamit Karp, daughter of Jack Berkovits.

         In connection with the purchase of Aviv, we agreed to issue the former owners of Aviv an amount of shares having a value of $325,000 based on the average closing price in April 1999 in settlement of a note in that amount. Based on the closing prices we have issued an aggregate of 45,145 shares.

         We have entered into a supply agreement with NetJewels.com, Inc., which is a company owned 50% by D.G. Jewelry Inc. and 50% by two sons of Jack Berkovits. The agreement provides that NetJewels will purchase jewelry from us on the best terms offered to our other customers. In turn, NetJewels will sell such jewelry to or through certain Internet companies who have previously entered into arrangements with D.G. Jewelry Inc. In June 1999, we transferred certain Internet contracts to NetJewels for an aggregate purchase price of $1,800,000. In March, 2002, we re-acquired these Internet contracts at their net book value of $753,102. For the year ended December 31, 2000, we advanced inventory, monies and services for approximately $2.1 million to NetJewels, to provide them with product and working capital. We provided for non-collectibility of this account in its entirety.

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

         During the year ended December 31, 2001, we paid Theodore L. Bonsignore approximately $93,000 for consulting fees. Mr. Bonsignore was a director of D.G. and the General Manager of its Diamonair subsidiary, until his resignation from both positions effective October 4, 2001. Mr. Bonsignore was paid for his work as a consultant to both D.G. and Diamonair.

         All transactions between D.G Jewelry, its officers, directors, principal shareholders or affiliates are, with the possible exception of the interest rate charges on a portion of Mr. Berkovits' loans which, being subordinated to the Bank, are not readily comparable in the market, in the opinion of management, on terms no less favorable to us than may be obtained from unaffiliated third parties. All future transactions and loans between us and our officers, directors and 5% shareholders are to be on terms no less favorable than could be obtained from independent, unaffiliated parties and will be approved by a majority of our independent, disinterested directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements.

      Report of Independent Auditors.........................................F-1
      Consolidated Balance Sheets as at December 31, 2001 and 2000...........F-2
      Consolidated Statements of Income
                 for the years ended December 31, 2001 and 2000..............F-4
      Consolidated Statements of Cash Flows
                 for the years ended December 31, 2001 and 2000..............F-5
      Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 2001 and 2000..............F-7
      Notes to Consolidated Financial Statements.............................F-8

(b)   Reports on Form 8-K.

      There were no reports filed on Form 8-K during the last quarter of 2001 by D.G. Jewelry Inc.

(c)   Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.G. JEWELRY INC.                             D.G JEWELRY INC.


By:/s/Samuel Jacob Berkovits                  By:/s/Anca Periet
   -----------------------                       --------------------------
   Samuel Jacob Berkovits                           Anca Periet
   Chairman of the Board, Chief Executive           Chief Financial Officer,
   Officer, and President                           Vice President - Finance &
                                                    Operations, Treasurer

Dated:   April 1, 2002                        Dated:   April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date
---------                     -----                       -----

/s/Samuel Jacob Berkovitz     Chairman of the Board       April 1, 2001
Samuel Jacob Berkovits        Chief Executive Officer,
                                 and President


/s/Meyer Feiler               Director                    April 1, 2001
Meyer Feiler


______________________        Director                    April 1, 2001
Steven Reichmann


/s/Ralph R. Lean              Director                    April 1, 2001
Ralph R. Lean


/s/Edward A. Foster           Director                    April 1, 2001
Edward A. Foster


______________________        Director                    April 1, 2001
Thomas Schonberger

                                D.G. JEWELRY INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS

Report of Independent Auditors                      1

Consolidated Balance Sheet                          2

Consolidated Statement of Stockholders' Equity      3

Consolidated Statement of Earnings                  4

Consolidated Statement of Cash Flows                5

Notes to Consolidated Financial Statements        6 - 26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of D.G. Jewelry Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of stockholders' equity, earnings and cash flows present fairly, in all material respects, the financial position of D.G. Jewelry Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         On March 25, 2002, we reported separately to the directors of D.G. Jewelry Inc. on the consolidated financial statements for the same period, prepared in accordance with generally accepted accounting principles in Canada.

/s/SF Partnership, LLP
CHARTERED ACCOUNTANTS

Toronto, Canada
March 25, 2002

D.G. JEWELRY INC.
Consolidated Balance Sheet
(Stated in United States Dollars)
December 31, 2001



                                                                                                         (Note 23)
                                                                                            2001              2000
                                     ASSETS
Current
    Cash                                                                                $ 105,908        $ 248,986
    Accounts receivable (note 2)                                                       28,383,667       27,197,897
    Inventories (note 3)                                                               20,454,134       25,522,902
    Prepaid expenses and sundry assets                                                    562,170          621,301
                                                                                    --------------     -----------
                                                                                       49,505,879       53,591,086
Investment in and Advances to
   50% Owned Investee Company (note 5)                                                    308,580              133
Capital Assets (note 6)                                                                 1,463,282        1,445,594
Goodwill (note 7)                                                                       1,050,000        1,080,000
Intangible Asset (note 8)                                                                 501,982                -
                                                                                    --------------     -----------
                                                                                     $ 52,829,723     $ 56,116,813
                                                                                    --------------     -----------
                                   LIABILITIES
Current
    Bank indebtedness (note 9)                                                       $ 15,765,744      $18,839,529
    Accounts payable and accrued charges (note 10)                                      7,838,575       10,532,239
    Long-term debt - current portion (note 11)                                            211,175          217,867
    Income taxes payable (note 12)                                                      3,815,832        3,403,875
                                                                                    --------------     -----------
                                                                                       27,631,326       32,993,510
Long-Term Debt (note 11)                                                                1,976,948        2,241,455
                                                                                    --------------     -----------
                                                                                       29,608,274       35,234,965
                                                                                    --------------     -----------
                              STOCKHOLDERS' EQUITY
Capital Stock (note 13)                                                                13,333,325       12,476,962
Impairment in Value of Notes Receivable (note 14)                                     (1,408,533)      (1,194,710)
                                                                                    --------------     -----------
                                                                                       11,924,792       11,282,252
Accumulated Other Comprehensive Income (note 15)                                        (188,317)        (314,491)
Retained Earnings                                                                      11,484,974        9,914,087
                                                                                    --------------     -----------
                                                                                       23,221,449       20,881,848
                                                                                    --------------     -----------
                                                                                     $ 52,829,723     $ 56,116,813
                                                                                    --------------     -----------
APPROVED ON BEHALF OF THE BOARD


_________________________________     _______________________________________
          Director                                  Director


D.G. JEWELRY INC.
Consolidated Statement of Stockholders' Equity
(Stated in United States Dollars)
Year Ended December 31, 2001


                                    Common      Issued and
                                     Stock      Outstanding                          Cumulative
                                   Number of    Common                 Retained      Translation
                                     Shares     Warrants      Amount   Earnings      Adjustments
                                  ----------  -------------  -------   ---------    --------------

Balance - December 31, 1999       6,407,780    1,265,000   $11,917,040 $8,532,180      $613,896

   Common stock issued (note 13)    241,875        -           559,922      -             -

   Foreign currency translation        -           -              -         -          (928,387)

   Net earnings                        -           -              -     1,381,907         -
                                  ----------  -------------  --------- -----------  --------------
Balance - December 31,
   2000 (note 23)                 6,649,655    1,265,000    12,476,962  9,914,087      (314,491)

   Common stock issued (note 13)    480,359        -           856,363      -             -

   Foreign currency translation        -           -              -         -           126,174

   Net earnings                        -           -              -     1,570,887         -
                                  ----------  -------------  --------- -----------  --------------
Balance - December 31, 2001       7,130,014    1,265,000   $13,333,325 11,484,974     $(188,317)
                                  ----------  -------------  --------- -----------  --------------

D.G. JEWELRY INC.
Consolidated Statement of Earnings
(Stated in United States Dollars)
Year Ended December 31, 2001



                                                                                                         (Note 23)
                                                                                            2001              2000

Sales                                                                               $ 36,036,610       $39,955,503

Cost of Sales                                                                         25,212,169        25,157,258
                                                                                   --------------     -------------
Gross Profit (note 3)                                                                 10,824,441        14,798,245
                                                                                   --------------     -------------
Expenses
    Selling                                                                            4,348,170         3,565,161
    Administrative                                                                     2,077,698         2,296,022
    Financial                                                                          1,706,301         1,931,202
                                                                                   --------------     -------------
                                                                                       8,132,169         7,792,385
                                                                                   --------------     -------------
Earnings Before the Undernoted                                                         2,692,272         7,005,860

    Unusual items (note 16)                                                              441,616         4,782,685
    Share of earnings - 50% owned investee company                                      (119,302)             -
                                                                                   --------------     -------------
                                                                                         322,314         4,782,685
                                                                                   --------------     -------------
Earnings Before Income Taxes                                                           2,369,958         2,223,175

    Income taxes (note 12)                                                               799,071           841,268
                                                                                   --------------     -------------
Net Earnings                                                                         $ 1,570,887       $ 1,381,907
                                                                                   --------------     -------------
Earnings per Common Share (note 17)                                                  $      0.23       $      0.21
                                                                                   --------------     -------------
Earnings per Common Share Assuming
  Dilution (note 17)                                                                 $      0.22       $      0.21
                                                                                   --------------     -------------

D.G. JEWELRY INC.
Consolidated Statement of Cash Flows
(Stated in United States Dollars)
Year Ended December 31, 2001



                                                                                                         (Note 23)
                                                                                            2001              2000
Cash Flows from Operating Activities
    Net earnings                                                                       $1,570,887       $1,381,907
    Adjustments for:
      Amortization - Capital assets                                                       720,551          375,741
                   - Goodwill                                                              30,000           30,000
                   - Intangible asset                                                     251,120             -
      Other comprehensive income                                                          126,174         (928,387)
      Impairment in value of notes receivable                                            (213,823)        (531,303)
                                                                                   ----------------     -------------
                                                                                        2,484,909          327,958
    Changes in non-cash working capital
      Accounts receivable                                                              (1,185,770)      (3,067,334)
      Inventories                                                                       5,068,768       (2,211,289)
      Prepaid expenses and sundry assets                                                   59,131         (156,509)
      Accounts payable and accrued charges                                             (2,693,663)       4,639,190
      Income taxes payable                                                                411,957          208,629
                                                                                   ----------------     -------------
                                                                                        4,145,332         (259,355)
                                                                                   ----------------     -------------
Cash Flows from Investing Activities
    Additions to capital assets (net)                                                   (738,237)         (692,430)
    Investment in 50% owned Investee company                                            (308,447)                6
    Additions to intangible asset                                                       (753,102)           -
                                                                                   ----------------     -------------
                                                                                      (1,799,786)         (692,424)
                                                                                   ----------------     -------------
Cash Flows from Financing Activities
    Decrease in bank indebtedness                                                     (3,073,785)         (147,080)
    Repayment of long-term debt (net)                                                   (271,202)         (276,047)
    Issuance of capital stock (note 13)                                                  856,363           559,922
                                                                                   ----------------     -------------
                                                                                      (2,488,624)          136,795
                                                                                   ----------------     -------------
Net Decrease in Cash                                                                    (143,078)         (814,984)

Cash - beginning of year                                                                 248,986         1,063,970
                                                                                   ----------------     -------------
Cash - end of year                                                                     $ 105,908         $ 248,986
                                                                                   ----------------     -------------
Cash Disbursements Made For:
    Income taxes                                                                       $   -             $   -
                                                                                   ----------------     -------------
    Interest                                                                          $1,706,301        $1,931,202
                                                                                   ----------------     -------------

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

1.    Summary of Significant Accounting Policies

      a)    Principles of Consolidation

            These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries to December 31, 2001 and December 31, 2000 respectively.

      b)    Principal Activities

            The company was incorporated in Ontario, Canada on October 18, 1979. The company is principally engaged in the production and trading of jewelry products in Canada and the United States of America.

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

      f)    Accounts Receivable and Accounts Payable

            In certain instances, the company's practice is to sell to and purchase from the same entities. In such circumstances, on a periodic basis, the payable is set-off against the receivable as payment. Until such time as such a set-off occurs, the respective receivable and payable amounts are reported on a gross basis. At year end, amounts owing to the company from customers who participate in this practice was $700,000 (2000 - $NIL). Of this amount, $700,000 (2000 - $NIL) was owed to these customers at December 31, 2001 (2000).

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

1.    Summary of Significant Accounting Policies (cont'd.)

      g)    Inventories

            Raw materials and work-in-process are valued at laid down cost on a first-in, first-out basis.

            Finished goods are valued at the lower of cost and net realizable value. Cost is calculated using selling price less normal gross margin.

            The Company satisfies a portion of its gold supply needs through a gold consignment agreement with a financial institution that leases gold to the Company (gold lender), whereby the gold lender has agreed to consign fine gold to the Company (see note 4). In accordance with the terms of the agreement, the Company has the option of repaying the gold lenders in an equivalent number of ounces of fine gold or cash based upon the then quoted market price of gold as determined by the daily London Afternoon Fixing Price.

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

      i)    Capital Assets and Amortization

            Capital assets are stated at cost. Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:


              Office equipment                                      10%          Declining balance
              Machinery and manufacturing equipment                 10%          Declining balance
              Computer equipment and software                       30%          Declining balance
              Leasehold improvements                           10 years          Straight-line
              Waxes, models and molds                           4 years          Straight-line


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

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

1.    Summary of Significant Accounting Policies (cont'd.)

      k)    Goodwill (cont'd)

            The valuation and amortization of goodwill is evaluated on an ongoing basis and, if considered permanently impaired, goodwill is written down. The determination as to whether there has been an impairment in value is made by comparing the carrying value of the goodwill to the projected discounted net revenue stream to be generated by the related activity.

      l)    Intangible Assets

            Intangible assets acquired are recorded at cost less accumulated amortization.

            The valuation and amortization of intangibles are evaluated on an ongoing basis and, if considered permanently impaired, intangibles are written down. The determination as to whether there has been an impairment in value is made by comparing the carrying value of the intangibles to the projected discounted net revenue stream to be generated by the related activity.

      m)    Sales

            Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

      n)    Income Taxes

            The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (FAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities.

      o)    Long-Lived Assets

            On January 1, 1996, the company adopted the provisions of Statement of Financial Accounting Standards (FAS No. 121). "Accounting for the Impairment of Long-Lived Assets" and for Long-Lived Assets to Be Disposed Of. FAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and has determined that no impairment has occurred, other than those written off as unusual items as disclosed in note 16.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

1.    Summary of Significant Accounting Policies (cont'd.)

      p)    Stock Based Compensation

            In December 1995, Statement of Financial Accounting Standards (FAS No. 123), "Accounting for Stock-Based Compensation", was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock.

      q)    Foreign Currency Translation

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

      r)    Concentrations of Credit Risks

            Portions of the company's receivables are both secured and unsecured and are generally due in 90 days. Currently, customers are primarily local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

1.    Summary of Significant Accounting Policies (cont'd.)

      s) Net Earnings and Fully Diluted Net Earnings Per Weighted Average Common Share

            Net earnings per common share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding during the year.

            Fully diluted net earnings per common share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding during the year, assuming that all stock options as described in note 13 were exercised so long as the option price was equal to or less than the market price. Stock warrants as described in note 13 have not been included in the fully diluted net earnings per common share calculations as their inclusion would have been anti-dilutive.

      t)    Use of Estimates

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


2.    Accounts Receivable


                                                                                                         (Note 23)
                                                                                            2001              2000

      Accounts receivable                                                              $29,444,822     $28,168,979
      Less:  allowance for doubtful accounts                                             1,061,155         971,082
                                                                                     --------------   -------------

      Accounts receivable, net                                                         $28,383,667     $27,197,897
                                                                                     --------------   -------------


D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

3.    Inventories


                                                                                                         (Note 23)
                                                                                            2001              2000

      Raw materials                                                                   $ 3,944,917       $5,913,002
      Work-in-process                                                                     767,222          589,342
      Finished goods                                                                   18,213,447       19,020,558
                                                                                     -------------    -------------
                                                                                       22,925,586       25,522,902
      Less: consigned gold (note 4)                                                     2,471,452             -
                                                                                     -------------    -------------
                                                                                     $ 20,454,134     $ 25,522,902
                                                                                     -------------    -------------

As a result of reporting the consigned gold as a contra to ending inventory, Gross Profit has effectively been reduced by approximately 7%.

4.    Gold Consignment Agreement

      During the year, the company entered into a gold consignment agreement with a Gold Lender. Under the terms of the agreement, the Company is entitled to lease a maximum dollar limit of gold totaling $4,680,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily London Afternoon Fixing Price. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding as defined in the agreement.

      The consignment agreement may be terminated by the Company or the respective Gold Lender upon thirty (30) days notice. If the Gold Lender was to terminate its existing gold consignment agreement, the Company believes it would not experience an interruption of its gold supply that would materially adversely affect its business.

      The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios, for which the company is in compliance.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

5.    Investment in and Advances to 50% Owned Investee Company


                                                                                                         (Note 23)
                                                                                            2001              2000

      Investment to 50% owned investee company                                             $  133         $    133
      Advances to 50% owned investee company                                              189,145               -
      Equity pick-up of 50% owned investee company                                        119,302               -
                                                                                        -----------      ----------
      Balance as at December 31, 2001                                                    $308,580         $    133
                                                                                        -----------      ----------

6.    Capital Assets

                                                                                                         (Note 23)
                                                                           2001                               2000
                                                                    Accumulated                        Accumulated
                                                         Cost      Amortization             Cost      Amortization
------------------------------------------------------------------------------------------------------------------
      Office equipment                             $  229,931         $149,958           $292,577        $165,995
      Machinery and manufacturing
          equipment                                   331,811          163,370            650,206         443,705
      Computer equipment and software                 609,646          366,722            630,369         309,217
      Automobile                                         -                 -                6,000           6,000
      Assets under capital lease                      617,436          227,367            524,477         131,366
      Leasehold improvements                          123,506            7,461             62,983          36,684
      Waxes, models and molds                         658,731          192,901            422,272          50,323
------------------------------------------------------------------------------------------------------------------
                                                  $ 2,571,061       $1,107,779         $2,588,884      $1,143,290
------------------------------------------------------------------------------------------------------------------

      Net carrying amount                                           $1,463,282                         $1,445,594
                                                               -----------------                    ----------------

7.    Goodwill

                                                                                                         (Note 23)
                                                                                            2001              2000

      Cost                                                                           $ 1,200,000        $1,200,000
      Less:  accumulated amortization                                                    150,000           120,000
                                                                                   ---------------   ----------------
      Net                                                                            $ 1,050,000        $1,080,000
                                                                                   ---------------   ----------------

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

8.    Intangible Asset


                                                                                                         (Note 23)
                                                                                            2001              2000

      Cost                                                                              $ 753,102        $    -
      Less:  accumulated amortization                                                     251,120             -
                                                                                   ---------------   ----------------
      Net                                                                               $ 501,982        $    -
                                                                                   ---------------   ----------------

      During the year, the company acquired the rights to market and sell merchandise through an internet auction exchange in settlement of advances made to the 50% investee company. This contract expires in 2003. This transaction was recorded at the exchange amount which is the amount of consideration agreed upon by the related parties.

9.    Bank Indebtedness

      The bank loan bears interest at the bank's prime lending rate plus 3/4% per annum (4.75% at December 31, 2001 and 7.25% at December 31, 2000) with interest payable monthly. The weighted average interest rates incurred on the bank loan were 5.81% and 7.51% per annum for the year ended December 31, 2001 and December 31, 2000 respectively. As security, the company has provided a general assignment of accounts receivable, a general security agreement consisting of a first charge over all present and future personal property of the company and the assignment of key man life insurance of a director in the amount of $627,800 as of December 31, 2001 and $692,857 as of December 31, 2000. The available line of credit, which depends on key financial ratios, amounted to $17,618,148 as at December 31, 2001.

      The company also provided to the bank an assignment of accounts receivable, and a general security agreement constituting a first charge over all present and future property with UCC filings of security in the appropriate jurisdictions of its wholly-owned subsidiary companies, as well as hypothecation of all the shares of these subsidiaries (see note 1(a)). Furthermore, an affiliated company (owned wholly by the company's majority stockholders) has provided a general security agreement consisting of a first charge over its present and future property and a corporate guarantee secured by a collateral mortgage providing a second fixed charge over its property. Furthermore, the company also provided to the bank an assignment of all security taken by the company from Diamante Fine Jewellery Limited, Florida Acquisition I Corp. and Pegasus Acquisition Corp. I which shares the company's majority stockholders previously had a right to acquire. Certain stockholders have provided a postponement of their loans to the company's bankers.

      The facility contains covenants specifying minimum and maximum selected financial ratios. The agreement contains restrictions on changes in ownership and lines of business, on further encumbrances of assets, the provision of loan guarantees and other contingent liabilities, for which the company is in compliance.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

10.   Accounts Payable and Accrued Charges


                                                                                                         (Note 23)
                                                                                            2001              2000

      Trade payables                                                                 $ 5,462,560        $8,302,150
      Accrued charges                                                                  2,376,015         2,230,089
                                                                                   ---------------   ----------------
                                                                                    $  7,838,575       $10,532,239
                                                                                   ---------------   ----------------

11.   Long-Term Debt


                                                                                                         (Note 23)
                                                                                            2001              2000
                                                      Current         Long-Term            Total             Total
------------------------------------------------------------------------------------------------------------------
      Obligation under capital leases               $ 234,535          $245,876          $480,411        $629,741
      Less: deferred interest                         (23,360)           (9,144)          (32,504)        (59,127)
------------------------------------------------------------------------------------------------------------------
                                                      211,175           236,732           447,907         570,614
      Advances from stockholders                       -              1,740,216         1,740,216       1,888,708
------------------------------------------------------------------------------------------------------------------
                                                    $ 211,175        $1,976,948        $2,188,123      $2,459,322
------------------------------------------------------------------------------------------------------------------


      Obligation under Capital Leases

      The leases bear interest at a floating rate of prime plus 1 1/4% per annum calculated monthly, repayable in accordance with the terms and conditions of each respective contract.

      Future principal repayments pertaining to capital leases are as follows:

                       2002                               $ 211,175
                       2003                                 180,645
                       2004                                  56,087
                                                       ---------------
                                                          $ 447,907
                                                       ---------------
      Advances from Stockholders

      The advances bear interest at 12% per annum (2000 - 15%) with no specific terms of repayment and are secured by inventories. These loans have been postponed to the company's bankers as described in note 9.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

12.   Income Taxes

      The provision for income taxes includes current and deferred income taxes and is calculated based on the Federal, State and Provincial tax rates.

13.   Capital Stock

        Authorized
             Unlimited  number of common stock
             5,000,000  class 'A' preference stock


                                                                                                          (Note 23)
                                                                                             2001              2000

        Issued
             7,130,014  common stock (2000 - 6,649,655)                                $13,220,100      $12,363,737
             1,265,000  warrants                                                           113,225          113,225
                                                                                   ---------------   ----------------
                                                                                       $13,333,325      $12,476,962
                                                                                   ---------------   ----------------
      During the year, the company issued Common Stock as follows:

      Net proceeds include the non-cash items or deferred costs of private issue and deferred income tax recoveries

        Proceeds received from conversion of accounts
          payable for 469,859 common stock                                             $  845,863        $     -

        Proceeds received from issuance of 10,500 (2000 -
         241,875) common stock on exercise of stock options                                10,500         559,922
                                                                                   ---------------   ----------------
      Total                                                                            $  856,363        $559,922
                                                                                   ---------------   ----------------


      In December, 1996, the Board of Directors and Stockholders adopted the 1996 D.G. Jewelry Inc. Stock Option Plan (the "1996 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1996 Plan is administered by the Board of Directors.

      The 1996 Plan is for a period of ten years, expiring on December 15, 2006. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1996 Plan may be exercisable for up to ten years, requires vesting and shall be at an exercise price all as determined by the Board.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

13.   Capital Stock (cont'd.)

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

      The Board has granted 500,000 options to date under the 1996 Plan to 10 persons, including officers, directors and key employees. The options are exercisable at $1.38 per share, 172,500 expire on February 9, 2002 and 327,500 of such options expire on August 21, 2002.

      These options were not exercisable until August 20, 1997 at which time they were able to be exercised up to 25% of the amount of stock issuable under the Options, and an additional 25% at each six month anniversary date thereafter.

      During 2001, none (81,875 in 2000) of these options were exercised for total proceeds of $ NIL ($113,746 in 2000). At the end of 2000, all 500,000 options in the Plan were granted and exercised.

      In July 1998, the Board of Directors and Stockholders adopted the 1998 D.G. Jewelry Inc. Stock Option Plan (the "1998 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1998 Plan is administered by the Board of Directors.

      The 1998 Plan is for a period of ten years, expiring on July 14, 2008. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1998 Plan may be exercisable for up to ten years, requires vesting, and shall be at an exercise price all as determined by the Board.

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

D.G. JEWELRY INC.
Notes to Consoliated Financial Statements
(Stated in United States Dollars)
December 31, 2001

13.   Capital Stock (cont'd)

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

      These options were not exercisable until January 14, 1999 at which time they were able to be exercised up to 25% of the amount of shares issuable under the options, and an additional 25% at each six month anniversary date thereafter.

      On March 12, 2001, the Board of Directors reduced the exercise price from $2.77 to $1.00 on a total of 93,000 unexercised options under the 1998 Plan.

      During 2001, none (160,000 in 2000) of these options have been exercised for total proceeds of $NIL ($443,200 in 2000).

      In July 1999, the Board of Directors and Stockholders adopted the 1999 D.G. Jewelry Inc. Stock Option Plan (the "1999 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 1999 Plan is administered by the Board of Directors.

      The 1999 Plan is for a period of ten years from the date the options are granted. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1999 Plan may be exercisable for up to ten years, requires vesting, and shall be at an exercise price all as determined by the Board.

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

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

13.   Capital Stock (cont'd.)

      The Board has granted 438,500 options to date under the 1999 Plan to 40 persons, including officers, directors and key employees which was amended in March, 2001. 30,000 options are exercisable at $1.00 per share expiring July 19, 2010. 10,000 options are exercisable at $4.125 per share expiring July 19, 2010. 2,500 options are exercisable at $5.250 per share expiring September 8, 2009. 2,000 options are exercisable at $5.250 per share expiring September 6, 2009. 15,000 options are exercisable at $1.00 per share expiring March 29, 2011. 285,000 options are exercisable at $1.00 per share expiring November 9, 2010. 49,000 options are exercisable at $1.00 per share expiring January 3, 2011. 35,000 options are exercisable at $1.00 per share expiring December 29, 2010. 10,000 options are exercisable at $1.00 per share expiring February 23, 2011.

      During 2001, 10,500 (none in 2000) of these options were exercised for total proceeds of $10,500 ($NIL in 2000).

      In August 2001, the Board of Directors and Stockholders adopted the 2001 D.G. Jewelry Inc. Stock Option Plan (the "2001 Plan"), pursuant to which 500,000 shares of Common Stock are provided for issuance. The 2001 Plan is administered by the Board of Directors.

      The 2001 Plan is for a period of 10 years, expiring in August 2011. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 2001 plan may be exercisable for up to 10 years, requires vesting and shall be at an exercise price all as determined by the board.

      The exercise price of an option may not be less than the fair market value per share of Common Stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada. The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of granting of the options.

      Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 2001 Plan.

      The 2001 Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 2001 Plan may not be increased without the consent of the Stockholders of the company.

      The Board has not granted any options to date under the 2001 plan.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

13.   Capital Stock (cont'd.)

      Stock options outstanding were as follows:



                                                                                                         Aggregate
                                                                                  No. of Options      Option Price

      Balance - December 31, 1999                                                        447,125      $ 1,008,237
      Forfeited                                                                          (16,500)         (45,705)
      Exercised                                                                         (241,875)        (559,922)
                                                                                   ---------------   ----------------
      Balance - December 31, 2000                                                        188,750          402,610
      Granted                                                                            394,000          457,625
      Forfeited                                                                          (40,750)         (40,750)
      Option price adjustment                                                               -            (258,360)
      Exercised                                                                          (10,500)         (10,500)
                                                                                   ---------------   ----------------
      Balance - December 31, 2001                                                        531,500        $ 550,625
                                                                                   ---------------   ----------------

      As at December 31, 2001 and since 1997, the company had warrants outstanding to purchase 1,265,000 shares of the Common Stock at $6.25 per share. These warrants expire in 2002. Subsequent to the year end, the Board of Directors reduced the price per share to $4.00 and extended the expiry date of the warrants to 2005.

      The underwriters for the issuance of the Common Stock in 1997 hold options to acquire 110,000 Common Stock at $9.90 and 110,000 warrants at $0.165. These options expire in 2002.

      In May 1999, pursuant to the private placement issuance, 110,769 warrants to purchase 110,769 Common Stock exercisable at $8.13 were issued to the investor. The placement agent for the private placement issuance was issued 61,539 warrants to purchase 61,539 Common Stock exercisable at $8.13. The warrants expire in May 2004.


14.   Impairment in Value of Notes Receivable

      As at December 31, 2001, $1,408,533 (2000 - $1,194,710) in notes receivable were due from various Stockholders and management for options exercised from stock option plans. It is the company's opinion that the notes are of no value, given the nature of the terms for repayment and accordingly, the entire amount has been charged to Stockholders' Equity.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

15.   Accumulated Other Comprehensive Income

      The company has adopted Statement of Financial Accounting Standards (FAS No. 130) "Reporting Comprehensive Income" as of January 1, 1999 which requires new standards for reporting and display of comprehensive earnings and its components in the financial statements. However, it does not affect net earnings or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                                         (Note 23)
                                                                                            2001             2000

      Net earnings                                                                    $ 1,570,887        $1,381,907
      Other comprehensive income:
         Foreign currency translation adjustments                                         126,174          (928,387)
                                                                                   ---------------   ----------------
      Comprehensive income                                                            $ 1,697,061        $  453,520
                                                                                   ---------------   ----------------
      The components of accumulated other comprehensive income are as follows:

      Accumulated other comprehensive income - December 31, 1999                                         $  613,896

     Foreign currency translation adjustments - December 31, 2000                                          (928,387)
                                                                                                     -----------------
     Accumulated other comprehensive income - December 31, 2000 (note 23)                                  (314,491)

     Foreign currency translation adjustments - December 31, 2001                                           126,174
                                                                                                     -----------------
      Accumulated other comprehensive income - December 31, 2001                                         $ (188,317)
                                                                                                     -----------------

      The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars and is done only for the convenience of the Reader.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

16.   Unusual Items

      Unusual items include the following:


                                                                                                          (Note 23)
                                                                                             2001              2000

      Litigation associated with Haymarket LLC (note 20)                                 $ 441,616       $2,403,869
      Provision for loss to 50% investee company                                              -           2,109,496
      Loan receivable - Diamante Fine Jewellery Limited                                       -             269,320
                                                                                   ---------------   ----------------
      Balance - December 31, 2001                                                        $ 441,616       $4,782,685
                                                                                   ---------------   ----------------

17.   Earnings Per Common Share

      The company has adopted Statement of Financial Accounting Standards (FAS
      No. 128), Earnings Per Common Share, which requires presentation, in the consolidated statement of earnings, of both basic and fully diluted earnings per common share.

                                                                                                         (Note 23)
                                                                                            2001              2000

      Weighted average Common Share outstanding                                         6,777,244        6,649,655
                                                                                   ---------------   ----------------


      The outstanding warrants and underwriters' options were not included in the computation of Earnings per Common Share, assuming dilution, because the exercise prices were greater than the average market price of the Common Share.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

17.   Earnings Per Common Share (cont'd.)

      Earnings per Common Share and Earnings per Common Share Assuming Dilution


                                                               Income                Shares              Per-Share
                                                             (Numerator)            (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------
      Net Earnings                                            $1,570,887
                                                              ----------

      Basic EPS

      Earnings available to Common Stockholders               $1,570,887              6,777,244             $0.23
                                                                                                            -----

      Effect of Dilutive Securities

      Contracts with suppliers which may be settled
        in stock or cash                                                                187,974

      Contingently issuable stock (note 20)                                              26,411

      Employee stock options                                                            250,333

      Diluted EPS

      Earnings available to Common Stockholders
       + assumed conversions                                 $1,570,887               7,241,962             $0.22
                                                             ----------               ---------             -----

18.   Related Party Transactions


                                                                                                          (Note 23)
                                                                                             2001             2000

      Rent paid to a company owned by majority Stockholders                             $ 114,913         $124,387
      Interest paid to Stockholders                                                       224,982          254,871
      Sales to 50% owned investee company                                               2,187,575        2,871,675
      Purchase of internet contract from 50% owned investee company                       753,102            -
      Sales to companies related to principle Stockholder                               4,113,255        6,952,516


      These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

19.   Commitments

      The company is obligated under various occupancy leases for rental space which extends through January 31, 2005. Rental and leasing expenses for the year ended December 31, 2001 under these leasing agreements were $273,157 (2000 - $251,409).

      Future minimum rental payments as of December 31, 2001 under the operating lease agreements are as follows:


      Within one year                                                                                    $ 373,579
      Over one year but not exceeding two years                                                            299,587
      Over two years but not exceeding three years                                                          92,053
                                                                                                      ---------------
                                                                                                         $ 765,219
                                                                                                      ---------------

      Annual rent payments for vehicles under operating leases which are in effect for the next four years amount to $66,330. Minimum lease payments for the next four years are as follows:


      Within one year                                                                                     $ 36,037
      Over one year but not exceeding two years                                                             20,154
      Over two years but not exceeding three years                                                           8,399
      Over three years but not exceeding four years                                                          1,740
                                                                                                      ---------------
                                                                                                          $ 66,330

20.   Contingencies

      The company is contingently liable under contested lawsuits of amounts approximating $322,000. In the opinion of management, there is no merit for these claims and the company has filed counter claims. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

      The company is contingently liable to a mortgage corporation for the guarantee of a mortgage given to a party related to the major Stockholder of the company in the amount of $475,956.

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

20.   Contingencies (cont'd.)

      The company is contingently liable for damages and costs associated with litigation relating to Haymarket LLC that resulted in an unfavorable decision. As a result, an adjustment to the provision has been made in the 2001 fiscal period for these damages and costs approximating $1,800,000 (2000 - $2,400,000). It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability, if any.

      During the year the company entered into an arrangement whereby approximately $800,000 (settlement value) of trade payables were settled by way of issuing Common Stock to the suppliers. The issued stock are held in escrow until October, 2002 at which time if the stock price is trading below the agreed upon settlement value before October, 2002 the company will be held liable for the difference.


21.   Segmented Information

                                                                                                          (Note 23)
                                                                                             2001              2000

      Sales to major customers                                                        $ 23,252,102      $38,332,085
      Percentage of total sales                                                               65%             96%

      Accounts receivable due from major customers                                      27,206,332       24,644,820
      Percentage of total accounts receivable                                                 96%             91%

      Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

      Sales by Geographic Area



                                                                                                         (Note 23)
                                                                                            2001             2000

      United States of America                                                       $ 29,994,391      $31,816,107
      Canada                                                                            6,015,498        8,092,938
      Other                                                                                26,721           46,458
                                                                                    ----------------  ------------
                                                                                     $ 36,036,610      $39,955,503
                                                                                    ----------------  ------------

D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

21.   Segmented Information (cont'd.)

      Net Earnings by Geographic Area

      The company's accounting records do not readily provide information on net earnings by geographic area. Management is of the opinion that the proportion of net earnings based principally on sales, presented below, fairly presents the results of operations by geographic area.


                                                                                                         (Note 23)
                                                                                            2001              2000

      United States of America                                                        $ 1,307,498         $480,830
      Canada                                                                              262,224          895,934
      Other                                                                                 1,165            5,143
                                                                                    --------------       -----------
                                                                                      $ 1,570,887       $1,381,907
                                                                                    --------------      ------------
      Identifiable Assets by Geographic Area

                                                                                                         (Note 23)
                                                                                            2001              2000

      United States of America                                                        $10,936,214      $16,355,781
      Canada                                                                           41,893,509       39,761,032
                                                                                    --------------     -------------
                                                                                      $52,829,723      $56,116,813
                                                                                     -------------     -------------


      Purchases from Major Suppliers

                                                                                                         (Note 23)
                                                                                            2001              2000

      Purchases from major suppliers                                                 $ 12,584,260      $13,455,004
      Percentage of total purchases                                                         75%             58%
      Accounts payable due to major suppliers                                             604,201        2,259,738
      Percentage of total accounts payable                                                   8%             21%


D.G. JEWELRY INC.
Notes to Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2001

22.   Subsequent Event

      On February 6, 2002, the company issued 316,933 Common Stock to Haymarket LLC, under court order, which represents partial settlement of ongoing litigation as described in Note 20.


23.   Comparative Information

      Certain comparative figures have been reclassified in order to conform with the current year's financial statement presentation.