Form 10-Q
period 2002-03-31
D G JEWELRY INC
filed 2002-05-14
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


Province of Ontario                                           N/A
-------------------                                -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

1001 Petrolia Road
Toronto, Ontario Canada                                     M3J 2X7
-----------------------                              ----------------------
(Address of principal executive offices)                  (Zip Code)

       (Registrant's telephone number, including area code) (416) 665-8844
                                                             --------------

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

                                D.G. JEWELRY INC.
                  March 31, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                        Page Number
Item 1.           Financial Statements
                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..........................4
                  Consolidated Statements of Income for the three
                       and nine months ended March 31, 2002 and 2001............................................. 5
                  Consolidated Statements of Cash Flows
                       for the nine months ended March 31, 2002 and 2001..........................................6
                  Consolidated Statements of Stockholders' Equity
                       for the years ended December 31, 2001, 2000 and 1999.......................................7
                  Notes to Consolidated Financial Statements...................................................8-12
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..................................................................13-16
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................16

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................17
Item 2.           Changes in Securities and Use of Proceeds......................................................17
Item 3.           Defaults Upon Senior Securities................................................................17
Item 4.           Submission of Matters to a Vote of Security Holders............................................18
Item 5.           Other Information..............................................................................18
Item 6.           Exhibits and Reports on Form 8-K...............................................................18

                  Signature......................................................................................19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of March 31, 2002 (Unaudited) and December 31, 2001 (Amounts expressed in US dollars)


                                                                                                  March 31,          December 31,
                                                                                                    2002                2001
                                                                                                      $                   $
ASSETS
CURRENT ASSETS

 Cash                                                                                              199,975              105,908
 Accounts receivable                                                                            29,681,900           28,383,667
 Inventories                                                                                    19,711,242           20,454,134
 Prepaid expenses and sundry assets                                                                115,179              562,170
                                                                ---------------------------------------------------
                                                                                                49,708,296           49,505,879

 PROPERTY, PLANT AND EQUIPMENT                                                                   1,499,250            1,463,282

 INVESTMENT IN 50% OWNED INVESTEE COMPANY                                                          118,234              308,580

 INTANGIBLE ASSET                                                                                  459,765              501,982

 GOODWILL                                                                                        1,035,000            1,050,000
                                                               ----------------------------------------------------
                                                                                                52,820,545           52,829,723
                                                               ----------------------------------------------------
 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                                                     17,007,407           15,765,744
 Accounts payable and accrued expenses                                                           4,163,927            7,838,575
 Income taxes payable                                                                            4,548,252            3,815,832
 Long-term debt - current portion                                                                  234,338              211,175
                                                             ------------------------------------------------------
                                                                                                25,953,924           27,631,326

 LONG-TERM DEBT                                                                                  2,021,164            1,976,948
                                                              -----------------------------------------------------
                                                                                                27,975,088           29,608,274
 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 4)                                                                         13,675,613           13,333,325
 Impairment in value of notes receivable                                                        (1,408,533)          (1,408,533)
                                                             ------------------------------------------------------
                                                                                                12,267,080           11,924,792
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)                                            (232,733)            (188,317)
 RETAINED EARNINGS                                                                              12,811,110           11,484,974
                                                              -----------------------------------------------------
                                                                                                24,845,457           23,221,449
                                                              -----------------------------------------------------
                                                                                                52,820,545           52,829,723
                                                              -----------------------------------------------------


D.G.Jewelry Inc.
Interim Consolidated Statements of Income For the three months ended March 31, 2002 and 2001 (Amounts expressed in US dollars) (Unaudited)


                                                                 For the three months ended March 31,

                                                                       2002                  2001
                                                                         $                     $

 SALES                                                              9,038,397             8,844,996

 Cost of Sales                                                      6,053,104             5,970,389

 GROSS PROFIT                                                       2,985,293             2,874,607
                                                                 ----------------   ----------------
                                                                      33.03%                32.50%
 EXPENSES

 Selling                                                              613,725               608,697
 General and administrative                                           433,418               446,436
                                                                 -----------------  ----------------
                                                                    1,047,143             1,055,133
                                                                 -----------------  ----------------
 Operating income                                                   1,938,150             1,819,474
                                                                 -----------------  ----------------

 Interest expense                                                     269,101               439,117
 Other expenses                                                       258,578               149,136
 Gain on investment in 50% owned investee company                      (2,258)              (43,571)
                                                                 -----------------  ----------------
                                                                      525,421               544,682
                                                                 -----------------  ----------------
 Income before income taxes and unusual item                        1,412,729             1,274,792
 Unusual Item  (Note 6)                                               645,828                     -
                                                                 -----------------  ----------------
 Income Before Income Taxes                                         2,058,557             1,274,792
 Provision for income taxes                                           732,421               446,177
                                                                 -----------------  ----------------
 Net income                                                         1,326,136               828,615

 Earnings per common share (Note 7)                                      0.18                  0.12
                                                                 -----------------  ----------------
 Earnings per common share assuming dilution (Note 7)                    0.18                  0.12
                                                                 -----------------  ----------------
 Average weighted number of shares
     Basic                                                          7,446,947             6,649,655
                                                                 -----------------  ----------------
     Diluted                                                        7,341,303             6,649,655
                                                                 -----------------  ----------------

D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (Amounts expressed in US dollars) (Unaudited)


                                                                                             March 31,        March 31,
                                                                                               2002             2001
                                                                                                 $               $


 Cash flow from operating activities:                                                          1,326,136       828,615
                                                                                        ----------------  -----------------
 Net income
 Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                                152,473       103,243
     Increase in accounts receivable                                                          (1,298,233)   (3,470,600)
     Decrease in inventory                                                                       742,892     3,320,456
     Decrease in prepaid expenses and sundry assets                                              446,991       448,938
     Decrease in accounts payable and accrued expenses                                        (3,674,648)   (2,783,135)
     Increase in income taxes                                                                    732,420       216,752
                                                                                         ---------------  -----------------
 Total adjustments                                                                            (2,898,105)   (2,164,346)
                                                                                         ---------------  -----------------
 Net cash used in operating activities                                                        (1,571,969)   (1,335,731)
                                                                                        ----------------  -----------------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                                                 (131,224)      (64,035)
      Investment in 50% owned investee company                                                   190,346       (43,565)
                                                                                                      -              -
                                                                                        ----------------   ----------------
     Net cash used in investing activities                                                        59,122      (107,600)
                                                                                        ----------------   ----------------

Cash flows from financing activities:
     Proceeds from bank indebtedness                                                           1,241,663     1,360,987
     Proceeds from loans payable                                                                  67,379      (140,105)
     Issuance of capital stock                                                                   342,288             -
                                                                                        ----------------    ---------------
     Net cash provided by financing activities                                                 1,651,330     1,220,882
                                                                                        ----------------    ---------------

Effect of foreign currency exchange rate changes                                                 (44,416)      (30,788)
                                                                                        ----------------    ---------------
 Net increase (decrease) in cash and cash equivalents                                             94,067      (253,237)
 Cash and cash equivalents
         Beginning of period                                                                     105,908       274,133
                                                                                       -----------------    ---------------
          End of period                                                                          199,975        20,896
                                                                                       -----------------    ---------------
 Interest paid                                                                                   226,478       439,117
                                                                                       -----------------    ---------------
 Income taxes paid                                                                                    -        446,177
                                                                                       -----------------    ---------------

D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000 (Amounts expressed in US dollars) (Unaudited)



                                              Common            Issued and
                                               Stock            Outstanding                                           Cumulative
                                              Number of          Common                           Retained            Translation
                                              Shares             Warrants         Amount          Earnings            Adjustments
                                                                                     $                $                   $
Balance as of December 31, 1999              6,407,780          1,265,000       11,917,040         8,532,180            613,896
Common Stock Issued                            241,875                             559,922
Foreign Currency Translation                                                                               -           (928,387)
Net income for the year                                                                                               1,381,907
                                         ----------------    ----------------  ------------    --------------       ---------------
Balance as at December 31, 2000              6,649,655          1,265,000       12,476,962         9,914,087           (314,491)
Common stock issued                            480,359                             856,363
Foreign Currency Translation                                                                         126,174
Net income for the year                                                                            1,570,887
                                         ----------------    ----------------- ------------    ---------------      ---------------
Balance as at December 31, 2001              7,130,014          1,265,000       13,333,325        11,484,974           (188,317)
                                            ==========         ==========       ==========         =========           ==========


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidated Financial Statements Presentation

These Interim Consolidated Financial Statements have been prepared in accordance with Form 10-Q specifications and, therefore, do not include all information and footnotes normally shown in full annual Financial Statements.

These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. The investment in Netjewels.com is accounted for based on the equity method.

b)  Principal Activities

The company was incorporated in Ontario, Canada on October 18, 1979. The company is principally engaged in the production and selling of jewelry in Canada and the United States of America.

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

l) Long-Lived Assets

On January 1, 1996, the company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

m) Stock Based Compensation

In December 1995, FAS No. 123, "Accounting for Stock-based Compensation," was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock.

n) Concentrations of Credit Risks

The company's receivables are unsecured and are generally due in 90 days. Currently, the company's customers are primarily local, national and international users of jewelry products. The company's receivables do not represent significant concentrations of credit risk as at March 31, 2002, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

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

2. GOLD CONSIGNMENT AGREEMENT

During the year 2001, the company entered into a gold consignment agreement with a Gold Lender. Under the terms of the agreement, the company is entitled to lease a maximum dollar limit of gold totaling $4,680,000. The consigned gold is secured by certain property of the company including its inventory and equipment. Title to such gold remains with the gold lenders until the company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the company. The purchase price per ounce is based on the daily London Afternoon Fixing Price. The company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding as defined in the agreement.

The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios, for which the company is in compliance, and may be terminated by the Company or the respective Gold Lender upon thirty (30) days notice.

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

4.  CAPITAL STOCK

a)  Authorized
           An unlimited number of common stock
           5,000,000 class 'A' preference stock


      Issued                                                                        March 31,              December 31,
                                                                                      2002                     2001
                                                                                        $                        $


7,446,947 Common Stock (7,130,014                                                  13,562,388               13,220,100
for December 31, 2001)
 1,265,000 Warrants                                                                   113,225                  113,225
                                                                                   -----------                 -------
                                                                                   13,675,613               13,333,325


b)  Stock Option Plan
          1996 Plan - 500,000 authorized (all issued) 1998 Plan - 500,000 authorized (all issued) 1999 Plan - 500,000 authorized (10,500 issued) 2001 Plan - 500,000 authorized (no shares issued)


5. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                                         March 31,      December 31,
                                                                                           2002            2001
                                                                                             $               $

Net Earnings                                                                             1,326,136       1,570,887
Other comprehensive income (loss):
       Foreign currency translation adjustments                                            (44,416)        126,174
                                                                                         ----------      -----------
                                                                                         1,281,720       1,697,061
                                                                                        ============    ===========
Accumulated other comprehensive loss, December 31, 1999                                                    613,896
Foreign currency translation adjustments for the year ended
    December 31, 2000
                                                                                                          (928,387)
Accumulated other comprehensive loss, December 31, 2000                                                   (314,491)
Foreign currency translation adjustments for the year ended
   December 31, 2001                                                                                       126,174
                                                                                                          ---------
Accumulated other comprehensive loss, December 31, 2001                                                   (188,317)
Foreign currency translation adjustments for the three months ended
 March 31, 2002                                                                                            (44,416)
                                                                                                          ---------
Accumulated other comprehensive income, March 31, 2002                                                    (232,733)
                                                                                                          =========

6.  UNUSUAL ITEM

The entire 2002 amount represents the adjustment to the provision for the litigation associated with Haymarket LLC. It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability.

7.  EARNINGS PER COMMON SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted income per share is computed by dividing net income by the weighted average number of shares calculated using the "treasury stock" method.

8. CHANGE OF NAME

The Company changed its name from "D.G. Jewellery of Canada Ltd." to "D.G. Jewelry Inc." effective July 29, 1999.

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

         The Company's utilization of our high-volume manufacturing techniques sometimes results in excess inventories. In the past, the Company either sold these excess inventories in lots at prices which usually resulted in losses of the Company's investment in labor and overhead and without recovering the Company's full cost of stones, or the Company internally recycled the metal and most stones by disassembling the product, re-melting the gold or silver and removing the stones. This recycling resulted in additional incurred labor and overhead costs. Once Diamante established its factory outlet stores, it provided the Company with an opportunity to sell its excess inventories on more favorable terms. By selling to Diamante, the Company avoids the costs and losses that it had incurred in the past and the Company is afforded a more advantageous method of dealing with its excess inventories. In order to get full selling price for the products sold to Diamante and the other non-arms length retail distributors, the company has provided very generous payment terms, working closely with those retailers' available cash flow. The Company is the primary supplier of products to Diamante and the Company's accounts receivable from Diamante are fully secured by all the assets of Diamante, which security interest has been pledged by the Company to The Bank of Nova Scotia for the Company's financing facilities. In addition, the Company performs certain administrative functions for Diamante.

         Further, the Company is the primary supplier of products to Pegasus Acquisition Corp. I, which owns and operates four stores in the Phoenix, Arizona area. The Company is also the primary supplier of products to Florida Acquisition I. Corp. which owns and operates a store in Coral Gables, Florida. In addition, the Company also performs certain administrative and management functions for both Pegasus and Florida. The Company's accounts receivable from Pegasus and Florida are fully secured to the Company by the assets of Pegasus and Florida, which security interests have also been pledged by the Company to the Bank of Nova Scotia for the Company's financing facilities.

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

         All of these retail stores are owned by family members of Mr. Berkovitz, the Company's President.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues. Revenues for the three months ended March 31, 2002 were approximately $ 9 million, or approximately a 2.2% increase over the three months ended March 31, 2001 revenues of approximately $ 8.8 million. The growth came from increased sales to some of our major customers.

         Gross Profit. Gross profit for the three months ended March 31, 2002 increased by approximately $0.1 million, or approximately 3.9%, to approximately $3.0 million, as compared to approximately $2.9 million for the three months ended March 31, 2001.

         Selling Expenses. Selling expenses for the three months ended March 31, 2002 increased by approximately $5,000, or approximately 0.8%, to $613,725 as compared to $608,697 for the three months ended March 31, 2001. This minor increase is attributable to the increase in sales.

         Administrative Expenses. Administrative expenses for the three months ended March 31, 2002 decreased by approximately $13,000, or approximately 2.9%, to $433,418, as compared to $446,436 for the three months ended March 31, 2001. The decrease was mainly a result of cost savings during the quarter.

         Interest Expense. Interest expense for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, decreased by $170,016, or approximately 38.7%, to $269,101. This decrease was mainly the result of lower interest rates and smaller loan amounts during the period.

         Unusual Item. The company recorded $645,828 in other income related to the adjustment to the provision for the litigation associated with Haymarket LLC. It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability. The Company has reflected in the quarterly statements at March 31, 2002 its issue to Haymarket of the 316,933 shares at February 6, 2002 pursuant to the Court's order. It has reduced its potential liability to Haymarket LLC by the value of these shares issued as at February 6, 2002. Should final resolution of this litigation result in a credit to the Company for these shares at a value other than that at February 6,2002, the Company will make adjustments at that time.

As a result of the above factors, net income for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 increased to $1,326,136 from $828,615, or approximately 60%.

Liquidity and Capital Resources

         The Company currently has an operating line of credit with The Bank of Nova Scotia in the amount of approximately $17 million subject to certain margin requirements. The amount available to the Company is equal to 75% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $ 9.7 million. The Company utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

         The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at March 31, 2002 amounted to 4.75% interest on any borrowings, payable monthly. The Company is in full compliance with all of the banking covenants (including the financial covenants and ratios) and is required to report to its bankers on a monthly basis.

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

         The Company had an outstanding gold lease under the gold consignment agreement of approximately $2.5million which is part of the operating line of credit. Under the terms of the agreement the Company is entitled to lease a maximum of $4.7 million of gold.

         At March 31, 2002, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $ 1.8 million, which bear interest at 12 % per annum.

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

         Pursuant to the Common Stock Purchase Agreement between Haymarket, LLC and the Company, the number of shares purchased by Haymarket, LLC was to be adjusted to reflect a reset in the purchase price of the shares acquired according to a detailed formula set out in the Agreement. On February 6, 2002, in light of the appeal decision of the Appellate Division, First Department, of the New York Supreme Court issued on January 17, 2002, the Company issued 316,933 shares to Haymarket, LLC. See "Part II - Item 1 - Legal Proceedings."

         During 2001 the company entered into an arrangement whereby approximately $800,000 (settlement value) of trade payables were settled by way of issuing Common Stock to the suppliers. The issued shares are held in escrow until October, 2002 at which time if the stock price is trading below the agreed upon settlement value before October, 2002 the Company will be held liable for the difference.

         The net cash used in operating activities decreased by approximately $ 235,000 for the three months ended March 31, 2002 over March 31, 2001. The principal use of cash was traced mainly to a decrease in accounts payable and accrued liabilities of approximately $ 900,000 and a decrease in accounts receivable of approximately 2.4 million. This was partially offset by an increase in income tax payable of approximately $ 0.5 million.

         The cash flow from bank financing decreased by approximately $0.1 million as at March 31, 2002 as compared to the previous period in 2001. The Company repaid approximately $ 200,000 less in loans as compared to the previous period.

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

         See disclosure under Item 6 regarding changes to outstanding warrants.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         8-K filed February 4, 2002, reporting on appeal decision of Appellate Division, First Department, New York Supreme Court, issued on January 17, 2002 in the Haymarket litigation.

         8-K filed April 8, 2002, reporting on the Resolution of the Board of Directors extending the period during which the 1,265,000 warrants issued in conjunction with the Company's IPO in April, 1997 may be exercised, for a further three years, until 4:00 pm Eastern Time on April 16, 2005, and also reducing the exercise price at which shares may be purchased on exercise of the warrants from $6.25 to $4.00

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        D.G. JEWELRY INC.



Dated: May 14, 2002                  By:/s/Anca Periet
                                        ----------------------------------------
                                        ANCA PERIET
                                        Principal Accounting Officer