Form 10-Q
period 2002-06-30
D G JEWELRY INC
filed 2002-08-20
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                        Commission file number 001-14600

                                D.G. JEWELRY INC.
             (Exact name of registrant as specified in its charter)


Province of Ontario                                                         N/A
-------------------                                         -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

1001 Petrolia Road
Toronto, Ontario Canada                                                 M3J 2X7
-----------------------                                  ----------------------
(Address of principal executive offices)                             (Zip Code)

       (Registrant's telephone number, including area code) (416) 665-8844
                                                            --------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the registrant's common stock, no par value, on June 30, 2002 was 7,446,947 shares.

                                D.G. JEWELRY INC.
                   June 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1. Financial Statements
        Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.4 Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001.........................5
        Consolidated Statements of Cash Flows
          for the six months ended June 30, 2002 and 2001.....................6
        Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 2001, 2000 and 1999................7
        Notes to Consolidated Financial Statements.........................8-11
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................12-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk...........17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................18-19
Item 2. Changes in Securities and Use of Proceeds............................19
Item 3. Defaults Upon Senior Securities......................................19
Item 4. Submission of Matters to a Vote of Security Holders..................19
Item 5. Other Information....................................................19
Item 6. Exhibits and Reports on Form 8-K.....................................19

        Signature............................................................20

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of June 30, 2002 and December 31, 2001
(Amounts expressed in US dollars) (Unaudited)
                                                                                              June 30,               December 31,
                                                                                                  2002                  2001
                                                                                                 $                         $
ASSETS
CURRENT ASSETS
 Cash                                                                                              565,091              105,908
 Accounts receivable                                                                            31,235,339           28,383,667
 Inventories                                                                                    19,719,860           20,454,134
 Prepaid expenses and sundry assets                                                                105,148              562,170
                                                                                    ----------------------------------------------
                                                                                                51,625,438           49,505,879

 PROPERTY, PLANT AND EQUIPMENT                                                                   1,448,185            1,463,282

 INVESTMENT IN 50% OWNED INVESTEE COMPANY                                                          120,796              308,580

 INTANGIBLE ASSET                                                                                  448,259              501,982

 GOODWILL                                                                                        1,020,000            1,050,000
                                                                                   -----------------------------------------------
                                                                                                54,662,678           52,829,723
                                                                                   -----------------------------------------------
 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                                                     18,395,375           15,765,744
 Accounts payable and accrued expenses                                                           5,812,198            7,838,575
 Income taxes payable                                                                            4,120,246            3,815,832
 Long-term debt - current portion                                                                  221,852              211,175
                                                                                 -------------------------------------------------
                                                                                                28,549,671           27,631,326

 LONG-TERM DEBT                                                                                  2,088,964            1,976,948
                                                                                  ------------------------------------------------
                                                                                                30,638,635           29,608,274
 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 4)                                                                         13,333,325           13,333,325
 Impairment in value of notes receivable                                                        (1,408,533)          (1,408,533)
                                                                                 -------------------------------------------------
                                                                                                11,924,792           11,924,792
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)                                             (31,321)            (188,317)
 RETAINED EARNINGS                                                                              12,130,572           11,484,974
                                                                                  ------------------------------------------------
                                                                                                24,024,043           23,221,449
                                                                                  ------------------------------------------------
                                                                                                54,662,678           52,829,723
                                                                                  ------------------------------------------------


D.G.Jewelry Inc.
Interim Consolidated Statements of Income
For the six months ended June 30, 2002 and 2001 (Amounts
expressed in US dollars) (Unaudited)
                                                                        For the period ended June 30,

                                                     Three months                                     Six months
                                                     $                     $                         $                    $
                                                     2002                2001                      2002                 2001

 SALES                                             5,948,914           9,066,005                14,987,311          17,911,001

 Cost of Sales                                     4,376,637           5,987,000                10,429,741          11,957,389

 GROSS PROFIT                                      1,572,277           3,079,005                 4,557,570           5,953,612
                                            ----------------  ------------------         -----------------   -----------------
                                                    26.43%              33.96%                   30.41%               33.24%
 EXPENSES

 Selling                                             524,167             492,176                 1,137,892           1,100,873
 General and administrative                          277,823             273,120                   711,241             719,556
                                           -----------------  ------------------         -----------------    ----------------
                                                     765,296           1,849,133                 1,820,429             801,990
                                           -----------------  ------------------         -----------------    ----------------
 Operating income                                    770,287           2,313,709                 2,708,437           4,133,183
                                           -----------------  -----------------          -----------------    ----------------

 Interest expense                                    229,788             275,742                   498,889             714,859
 Other expenses                                    1,107,440             244,588                   585,175             393,724
 Loss / (Gain) on investment in 50%
     owned investee company                            3,545             (10,683)                    1,287             (54,254)
                                           -----------------   -----------------        ------------------    ----------------
                                                   1,340,773             509,647                 1,085,351           1,054,329
                                           -----------------   -----------------        ------------------    ----------------
 Income before income taxes and
          unusual item                              (570,486)          1,804,062                 1,623,086           3,078,854
 Unusual Item  (Note 6)                              538,059             552,522                   673,074             552,522
                                           -----------------   -----------------        ------------------    ----------------
 Income Before Income Taxes                       (1,108,545)          1,251,540                   950,012           2,526,132
 Provision for income taxes                         (428,007)            419,622                   304,414             865,799
                                           -----------------   -----------------        ------------------    ----------------
 Net income                                         (680,538)            831,918                   645,598             828,615

 Earnings per common share (Note 7)                    (0.09)               0.13                      0.09                0.25
                                          ------------------   -----------------        ------------------    ----------------
 Earnings per common share
           assuming dilution (Note 7)                  (0.09)               0.12                      0.09                0.24
                                          ------------------    ----------------        ------------------    ----------------
 Average weighted number of shares
     Basic                                         7,446,947           6,649,655                 7,446,947           6,649,655
                                           -----------------    ----------------        ------------------    ----------------
     Diluted                                       7,446,947           6,649,655                 7,394,125           6,182,905
                                           -----------------    ----------------        ------------------    ----------------



D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the six months ended June 30,
2002 and June 30, 2001 (Amounts
expressed in US dollars) (Unaudited)

                                                                                              June 30,                     June 30,
                                                                                                  2002                        2001
                                                                                                 $                         $
 Cash flow from operating activities:                                                            645,598                 1,660,533
                                                                                         ---------------         -----------------
 Net income
 Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                                371,675                   244,219
     Increase in accounts receivable                                                          (2,851,672)               (3,777,773)
     Decrease in inventory                                                                       734,274                 2,097,662
     Decrease in prepaid expenses and sundry assets                                              457,022                   351,864
     Decrease in accounts payable and accrued expenses                                        (2,023,377)               (3,173,093)
     Increase in income taxes                                                                    304,414                    961,205
                                                                                         ---------------         -----------------
 Total adjustments                                                                            (3,007,664)               (3,295,915)
                                                                                         ---------------         -----------------
 Net cash used in operating activities                                                        (2,362,066)               (1,635,382)
                                                                                         ---------------         -----------------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                                                 (272,855)                 (111,102)
      Investment in 50% owned investee company                                                   187,784                   (54,254)
                                                                                        ----------------          ----------------
     Net cash used in investing activities                                                       (85,071)                 (165,356)
                                                                                        ----------------          ----------------

Cash flows from financing activities:
     Proceeds from bank indebtedness                                                           2,629,631                 1,854,879
     Proceeds from loans payable                                                                 122,693                  (124,127)
     Issuance of capital stock                                                                         -                     4,750
                                                                                        ----------------          ---------------
     Net cash provided by financing activities                                                 2,752,324                 1,735,502
                                                                                        ----------------          ----------------

Effect of foreign currency exchange rate changes                                                 156,996                   182,123
                                                                                        ----------------          ----------------
 Net increase (decrease) in cash and cash equivalents                                            462,183                    116,887
 Cash and cash equivalents
         Beginning of period                                                                     105,908                   274,133
                                                                                       -----------------          ----------------
          End of period                                                                          568,091                   391,020
                                                                                       -----------------          ----------------
 Interest paid                                                                                   471,552                   714,859
                                                                                       -----------------          ----------------
 Income taxes paid                                                                                     -                       -
                                                                                       -----------------          ----------------


D.G.Jewelry Inc.
Interim Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000 (Amounts expressed in US dollars) (Unaudited)

                                               Common           Issued and
                                               Stock           Outstanding                                           Cumulative
                                              Number of          Common                            Retained          Translation
                                               Shares           Warrants          Amount           Earnings          Adjustments
                                                                                      $                $                     $
Balance as of December 31, 1999              6,407,780          1,265,000       11,917,040         8,532,180            613,896
Common Stock Issued                            241,875                             559,922
Foreign Currency Translation                                                                               -           (928,387)
Net income for the year                                                                                               1,381,907
                                             -----------       -------------    ----------        -----------       ------------
Balance as at December 31, 2000              6,649,655          1,265,000       12,476,962         9,914,087           (314,491)
Common stock issued                            480,359                             856,363
Foreign Currency Translation                                                                                            126,174
Net income for the year                                                                            1,570,887
                                             -----------       -------------    -----------       -----------       ------------
Balance as at December 31, 2001              7,130,014          1,265,000       13,333,325        11,484,974           (188,317)
                                             ==========        ============     ===========       ===========       ============


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

i) Sales

Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods to customers, notwithstanding the liberal payment terms provided to the customers. In some cases, particularly on product sales to retailers owned by the members of the Berkovits family, the Company provides generous terms, which coincide with the retailers' cash availability .

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

n) Credit Risk

The company's financial assets that are exposed to credit risk consist primarily of accounts receivable. The company, in the normal course of business, is exposed to credit risk from its customers, substantially all of which are in the jewelry industry. (See page 13 of "Management's Discussion and Analysis of Financial Condition and Results of Operations")

o) Net Income and Fully Diluted Net Income Per Weighted Average Common Stock

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


3. BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 3/4% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the company and an assignment of key man life insurance of a director payable to the bank. The facility contains covenants specifying minimum and maximum financial ratios. The agreement contains restrictions on changes in ownership and line of business, on further encumbrances of assets and on the guarantees and other contingent liabilities. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 15 and 16.


4. CAPITAL STOCK

a) Authorized
           An unlimited number of common stock
           5,000,000 class 'A' preference stock
      Issued                                                                          June 30,                  December 31,
                                                                                       2002                         2001
                                                                                         $                           $

7,446,947 Common Stock (7,130,014                                                  13,220,100                    13,220,100
for December 31, 2001)
 1,265,000 Warrants                                                                   113,225                       113,225
                                                                                 -------------                --------------
                                                                                 $ 13,333,325                 $  13,333,325




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

5. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                             June 30,               December 31,
                                                                                               2002                     2001
                                                                                                 $                       $
Net Earnings                                                                                645,598                  1,570,887
Other comprehensive income (loss):
       Foreign currency translation adjustments                                             156,996                    126,174
                                                                                         --------------            --------------
                                                                                                                     1,697,061
                                                                                                                   ==============

Accumulated other comprehensive loss, December 31, 1999                                                                613,896
Foreign currency translation adjustments for the year ended
    December 31, 2000                                                                                                 (928,387)
                                                                                                                   --------------
Accumulated other comprehensive loss, December 31, 2000                                                               (314,491)
Foreign currency translation adjustments for the year ended
   December 31, 2001                                                                                                   126,174
                                                                                                                   --------------
Accumulated other comprehensive loss, December 31, 2001                                                               (188,317)
Foreign currency translation adjustments for the three months ended
 March 31, 2002                                                                                                        (44,416)
                                                                                                                   --------------
Accumulated other comprehensive income, June 30, 2002                                        802,594                  (232,733)
                                                                                          =============            ==============

6. UNUSUAL ITEM

The entire 2002 amount represents the adjustment to the provision for the litigation associated with Haymarket LLC and the legal expenses associated with this litigation. It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-Q.

     The Company's future success as a manufacturer and distributor of value-priced, stone-set jewelry will be influenced by several factors including technological developments in the mass production of jewelry, the Company's ability to efficiently meet the design and production requirements of its customers, and the market acceptance of its jewelry. Further factors impacting the Company's operations are the Company's ability to control costs, management's ability to evaluate the public's tastes and orders to target satisfactory profit margins, the ability to develop and manage the introduction of new designed products, and competition. Quality control is also essential to the Company's success, since customers demand compliance with design and product specifications and consistency of production.

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

The Company is also the primary supplier of products to Michigan Acquisition Corp. I, which owns and operates a new store in Birch Run, Michigan. The Company is also the primary supplier of products to Lilly's Jewelers 2001, Inc., which owns and operates six stores in West Virginia. In addition, the Company performs certain administrative and management functions for both Michigan and Lilly's. The Company's accounts receivable from both Michigan and Lilly's are fully secured to the Company by the assets of Michigan and Lilly's respectively, and these security interests have also been pledged by the Company to the Bank of Nova Scotia for the Company's financing facilities.

     All of these retail stores are owned by family members of Mr. Berkovits, the Company's President.

     The company's financial assets that are exposed to credit risk consist primarily of accounts receivable. The company recognizes revenue and the resultant accounts receivable generally upon shipping of product. The company provides lengthy credit terms to its customers, particularly the companies owned by members of the Berkovits family. Related accounts receivable as at June 30, 2002, totaled approximately $16 million. In addition, the company may ship to proven customers on-hand inventory to allow these customers to present and make available the company's products when such presentations provide significant probability of sell-through. When so providing inventory, the company recognizes revenue in line with the customer's expected successful sell-through.

     Generally, the Company does not provide products pursuant to long-term contracts. The Company has a jewelry supply contract with Zellers, Inc. of Canada that provides for the Company to be the exclusive supplier to Zellers of rings, which contract is to terminate in December 2004.

     The Company also entered into a contract with a key television retailer. The term of that contract is one of several issues in dispute with that retailer. The Company has notified that retailer that it has breached materially its obligations to the Company. The two parties have agreed to non-binding mediation. Should the dispute not be settled through mediation, it is expected that the company will seek redress via litigation. Should this occur, then the Company's revenues, accounts receivable and inventories may be materially adversely affected. In addition, the Company's relationship with its bankers may be adversely affected should the matter fail to be resolved satisfactorily. The Company's valuations of accounts receivable from, inventories for, and revenues from this key account do not reflect an adverse result from this matter. In the meantime, the two parties continue to do business in the hope of a positive outcome.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues for the three months ended June 30, 2002 were approximately $6 million, or approximately a 34.4% decrease over the three months ended June 30, 2001 revenues of approximately $9 million. Economic conditions, particularly in luxury products, have been generally disappointing. In addition, expected orders from one specific customer (who in the past has accounted for up to 40% of revenues) have failed to materialize in the quantities expected. The company is engaging this key account in mediation talks in order to determine further action (see comments above at page 13).

     Gross  Profit.  Gross  profit  for the three  months  ended  June 30,  2002
decreased  by   approximately   $1.4  million,   or   approximately   48%,  to
approximately $1.7 million, as compared to approximately $3.1 million for the three months ended June 30, 2001. Gross profit for the three months ended June 30, 2002 was 26.43% as compared to 33.96% for the same period in the previous year. This decrease in the gross profit percentage is primarily due to economic conditions and to markdowns taken by a key account which is one of the subjects of the mediation talks (See page 13).

     Selling Expenses. Selling expenses for the three months ended June 30, 2002 increased by approximately $32,000, or approximately 6.5%, to $524,167 as compared to $492,176 for the three months ended June 30, 2001. This increase is attributable to the increase in salary expense.

     Administrative Expenses. Administrative expenses for the three months ended June 30, 2002 increased by approximately $4,700, or approximately 1.7%, to $277,823, as compared to $273,120 for the three months ended June 30, 2001.

     Interest Expense. Interest expense for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, decreased by $45,954, or approximately 16.7%, to $229,788. This decrease was mainly the result of lower interest rates and smaller loan amounts during the period.

     As a result of the above factors, the company experienced a net loss for the three months ended June 30, 2002 of $680,538 as compared to the three months ended June 30, 2001 when the company had net income of $831,918.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues for the six months ended June 30, 2002 were approximately $15 million, or approximately a 16.3% decrease from the six months ended June 30, 2001 revenues of approximately $17.9 million. Economic conditions, particularly in luxury products, have been generally disappointing. In addition, expected orders from one specific customer have failed to materialize in the quantities expected. The company is engaging this key account in mediation talks in order to determine further action (see comments above at page 13).

     Gross Profit. Gross profit for the six months ended June 30, 2002 decreased by approximately $1.5 million, or approximately 12.8%, to approximately $10.4 million, as compared to approximately $12.0 million for the six months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 was 30.41% as compared to 33.24% for the same period in the previous year. This decrease in the gross profit percentage is primarily due to economic conditions and to markdowns taken by a key account which is one of the subjects of the mediation talks (See page 13).

     Selling Expenses. Selling expenses for the six months ended June 30, 2002 increased by approximately $37,000, or approximately 3.4%, to $1,137,892 as compared to $1,100,873 for the six months ended June 30, 2001. This minor increase is attributable to the increase in salary expense.

     Administrative Expenses. Administrative expenses for the six months ended June 30, 2002 decreased by approximately $8,000, or approximately 1.3%, to $711,241, as compared to $719,556 for the six months ended June 30, 2001. The decrease was mainly a result of reduced administrative salaries.

     Interest Expense. Interest expense for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, decreased by $215,970, or approximately 30.2%, to $498,889. This decrease was mainly the result of lower interest rates and smaller loan amounts, mainly during the first quarter of 2002.

     Unusual Item. The company recorded $673,074 in unusual items related to the adjustment to the provision for the litigation associated with Haymarket LLC, and legal fees pertaining to this litigation. It is management's opinion that the amount provided for will be sufficient to cover the ultimate liability. The Company has reflected in the quarterly statements at June 30, 2002 its issue to Haymarket of the 316,933 shares at February 6, 2002 pursuant to the Court's order. It has reduced its potential liability to Haymarket LLC by the value of these shares issued as at February 6, 2002. Should final resolution of this litigation result in a credit to the Company for these shares at a value other than that at February 6,2002, the Company will make adjustments at that time.

     As a result of the above factors, net income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 decreased to $645,598 from $828,615, or approximately 22%.

Liquidity and Capital Resources

     The Company currently has an operating line of credit with The Bank of Nova Scotia in the amount of approximately $18 million subject to certain margin requirements. As at June 30, 2002, the Company's bank indebtedness, net of cash, amounted to $17,830,284. The amount available to the Company is equal to 75% of "eligible accounts receivable", as defined in the Line of Credit Agreement, plus 50% of the inventory values up to a maximum advance against inventory of approximately $8.9 million. The Company utilized the credit line to borrow the $5.8 million and $4.3 million necessary for the acquisitions of Diamonair and Aviv, respectively.

     The Company's borrowings under the line of credit bear interest at Canadian prime plus 3/4% which at June 30, 2002 amounted to 5.25% interest on any borrowings payable monthly.

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

     The Company had an outstanding gold lease under the gold consignment agreement of approximately $2.5 million which is part of the operating line of credit. Under the terms of the agreement the company is entitled to lease a maximum of $4.7 million of gold.

     The company's lenders perform an annual review of their facility provided to the company. This review is usually finalized by mid-summer and the company is at that time provided a renewal commitment with whatever covenants and conditions are mutually agreed upon. As at August 19, 2002, the company has not yet received a renewal for the 2002-2003 period. Should the company's bankers fail to provide a renewal or were they to provide a renewal with conditions more stringent than the current facility, the company would find it difficult, if not impossible, to operate successfully. In anticipation of such a development, the company is continually exploring alternate lending and financing facilities but cannot be assured of success in that regard in the short term, should it become necessary to replace the company's bankers.

     At June 30, 2002, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $1.86 million, which bear interest at 12 % per annum.

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

     The net cash used in operating activities increased by approximately $727,000 for the six months ended June 30, 2002 over June 30, 2001. The principal use of cash was traced mainly to an increase in inventory levels of approximately $1,363,000. This was offset by a decrease in accounts receivable of approximately $926,000, and an increase in accounts payable of approximately $1,150,000.

     The cash flow from bank financing decreased by approximately $775,000 as at June 30, 2002 as compared to the previous period in 2001. The Company repaid approximately $247,000 less in loans as compared to the previous period.


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

     On Thursday, August 15, 2002, Mark Valentine, former Chairman of Canadian broker-dealer, Thomson, Kernaghan, was arrested and charged by U.S. and Canadian federal agents for several felonies relating to a massive securities fraud and money-laundering scam that has resulted in indictments against 58 people. Mark Valentine was alleged by the Company in its litigation with Haymarket LLC to have carried out short selling and manipulation of the Company's stock on behalf of Haymarket. The Company is seeking a legal opinion as to whether these developments provide a basis for re-opening of its litigation with Haymarket in New York and/or for bringing forward claims against Valentine and others in Canada or elsewhere.

     The Company and one of its key clients, a television retailer, have agreed to enter into mediation to resolve a contractual dispute. Should mediation fail to resolve their outstanding issues, the Company intends to litigate to enforce its rights under a contract between the parties. Failure to resolve these differences may have a significant and adverse affect on the Company. Other than the above, the Company is not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See disclosure under Item 6 regarding changes to outstanding warrants.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Section 906 Certification of CEO

Exhibit 99.2 Section 906 Certification of CFO

     8-K filed  February 4, 2002,  reporting  on appeal  decision  of  Appellate
     Division, First Department, New York Supreme Court, issued on January 17, 2002 in the Haymarket litigation.

     8-K filed April 8, 2002, reporting on the Resolution of the Board of Directors extending the period during which the 1,265,000 warrants issued in conjunction with the Company's IPO in April, 1997 may be exercised, for a further three years, until 4:00 pm Eastern Time on April 16, 2005, and also reducing the exercise price at which shares may be purchased on exercise of the warrants from $6.25 to $4.00.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            D.G. JEWELRY INC.



Dated: August 19, 2002                      By: /s/ Anca Periet
                                                ---------------------
                                                     ANCA PERIET
                                                Principal Accounting Officer

EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.G. Jewerly Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Samuel Jacob Berkovits, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (i)  The Report fully complies with the requirements of section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, and

     (ii) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.
                                                   /s/ Samuel Jacob Berkovits
                                                   ----------------------------
                                                   Samuel Jacob Berkovits
                                                   Chief Executive Officer

                                                   ----------------------------
                                                   August 19, 2002

EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.G. Jewerly Inc.(the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anca Perier, Vice President-Finance and Operations, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (i)  The Report fully complies with the requirements of section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, and

     (ii) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.

                           /s/ Anca Perier
                           ------------------------------------------
                           Anca Perier,
                           Vice President-Finance and Operations, and
                           Chief Financial Officer
                           ------------------------------------------
                           August 19, 2002