Form 10-Q/A
period 2002-06-30
D G JEWELRY INC
filed 2002-09-26
CIK 1029631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                D.G. JEWELRY INC.
                   June 30, 2002 QUARTERLY REPORT ON FORM 10-QA

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

        Signature............................................................20

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QA contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in registration statements and other reports filed by the company from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, D.G. Jewelry Inc. (the "Company") disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

D.G.Jewelry Inc.
Interim Consolidated Balance Sheets As of June 30, 2002 and December 31, 2001
(Amounts expressed in US dollars) (Unaudited)
                                                                                              June 30,               December 31,
                                                                                                  2002                  2001
                                                                                                 $                         $
ASSETS
CURRENT ASSETS
 Cash                                                                                              565,091              105,908
 Accounts receivable                                                                            16,739,471           28,383,667
 Inventories                                                                                    18,390,674           20,454,134
 Prepaid expenses and sundry assets                                                                105,148              562,170
                                                                                    ----------------------------------------------
                                                                                                35,800,384           49,505,879

 PROPERTY, PLANT AND EQUIPMENT                                                                     724,092            1,463,282

 INVESTMENT IN 50% OWNED INVESTEE COMPANY                                                                -              308,580

 INTANGIBLE ASSET                                                                                        -              501,982

 GOODWILL                                                                                                -            1,050,000
                                                                                   -----------------------------------------------
                                                                                                36,524,476           52,829,723
                                                                                   -----------------------------------------------
 LIABILITIES
 CURRENT LIABILITIES

 Bank indebtedness (Note 3)                                                                     18,395,375           15,765,744
 Accounts payable and accrued expenses                                                           5,812,198            7,838,575
 Income taxes payable                                                                           (1,684,388)           3,815,832
 Long-term debt - current portion                                                                  221,852              211,175
                                                                                 -------------------------------------------------
                                                                                                22,745,037           27,631,326

 LONG-TERM DEBT                                                                                  2,088,964            1,976,948
                                                                                  ------------------------------------------------
                                                                                                30,638,635           29,608,274
 SHAREHOLDERS' EQUITY

 CAPITAL STOCK (Note 4)                                                                         13,333,325           13,333,325
 Impairment in value of notes receivable                                                        (1,408,533)          (1,408,533)
                                                                                 -------------------------------------------------
                                                                                                11,924,792           11,924,792
 ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (Note 5)                                             (31,321)            (188,317)
 RETAINED EARNINGS                                                                                (202,966)          11,484,974
                                                                                  ------------------------------------------------
                                                                                                11,690,475           23,221,449
                                                                                  ------------------------------------------------
                                                                                                36,524,476           52,829,723
                                                                                  ------------------------------------------------


D.G.Jewelry Inc.
Interim Consolidated Statements of Income For the six months ended June 30, 2002 and 2001 (Amounts expressed in US dollars) (Unaudited)
                                                                        For the period ended June 30,

                                                     Three months                                     Six months
                                                     $                     $                         $                    $
                                                     2002                2001                      2002                 2001

 SALES                                             1,035,951           9,066,005                10,074,348          17,911,001

 Cost of Sales                                     5,705,823           5,987,000                11,758,927          11,957,389

 GROSS PROFIT                                     (4,669,872)          3,079,005                (1,684,579)          5,953,612
                                            ----------------  ------------------         -----------------   -----------------
                                                  (450.78)%             33.96%                   (16.72)%             33.24%
 EXPENSES

 Selling                                             524,167             492,176                 1,137,892           1,100,873
 General and administrative                          277,823             273,120                   711,241             719,556
                                           -----------------  ------------------         -----------------    ----------------
                                                     765,296           1,849,133                 1,820,429             801,990
                                           -----------------  ------------------         -----------------    ----------------
 Operating income                                    770,287           2,313,709                 2,708,437           4,133,183
                                           -----------------  -----------------          -----------------    ----------------

 Interest expense                                    229,788             275,742                   498,889             714,859
 Other expenses                                    1,107,440             244,588                   585,175             393,724
 Loss / (Gain) on investment in 50%
     owned investee company                            3,545             (10,683)                    1,287             (54,254)
                                           -----------------   -----------------        ------------------    ----------------
                                                   1,340,773             509,647                 1,085,351           1,054,329
                                           -----------------   -----------------        ------------------    ----------------
 Income before income taxes and
          unusual item                            (6,812,635)          1,804,062                (4,619,063)          3,078,854
 Unusual Item  (Note 6)                           12,434,112             552,522                12,569,127             552,522
                                           -----------------   -----------------        ------------------    ----------------
 Income Before Income Taxes                      (19,246,747)          1,251,540               (17,188,190)          2,526,132
 Provision for income taxes                       (4,767,799)            419,622                (5,500,220)            865,799
                                           -----------------   -----------------        ------------------    ----------------
 Net income                                      (14,478,948)            831,918               (11,687,970)            828,615

 Earnings per common share (Note 7)                    (1.94)               0.13                     (1.57)               0.25
                                          ------------------   -----------------        ------------------    ----------------
 Earnings per common share
           assuming dilution (Note 7)                  (1.94)               0.12                     (1.58)               0.24
                                          ------------------    ----------------        ------------------    ----------------
 Average weighted number of shares
     Basic                                         7,446,947           6,649,655                 7,446,947           6,649,655
                                           -----------------    ----------------        ------------------    ----------------
     Diluted                                       7,446,947           6,649,655                 7,394,125           6,182,905
                                           -----------------    ----------------        ------------------    ----------------



D.G.Jewelry Inc.
Interim Consolidated Statements of Cash Flows for the six months ended June 30,
2002 and June 30, 2001 (Amounts
expressed in US dollars) (Unaudited)

                                                                                              June 30,                     June 30,
                                                                                                  2002                        2001
                                                                                                 $                         $
 Cash flow from operating activities:                                                        (11,687,970)                1,660,533
                                                                                         ---------------         -----------------
 Net income
 Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                                371,675                   244,219
     Decrease in accounts receivable                                                          11,644,196                (3,777,773)
     Decrease in inventory                                                                     2,063,460                 2,097,662
     Decrease in prepaid expenses and sundry assets                                              457,022                   351,864
     Decrease in accounts payable and accrued expenses                                        (2,023,377)               (3,173,093)
     Increase in income taxes                                                                 (5,500,200)                   961,205
                                                                                         ---------------         -----------------
 Total adjustments                                                                             7,012,756                (3,295,915)
                                                                                         ---------------         -----------------
 Net cash used in operating activities                                                        (4,675,214)               (1,635,382)
                                                                                         ---------------         -----------------

 Cash flows from investing activities:
     Purchases of property, plant and equipment                                                        -                  (111,102)
     Write-off of capital assets, goodwill, intangibles                                        1,916,497                         -
      Investment in 50% owned investee company                                                   308,580                   (54,254)
                                                                                        ----------------          ----------------
     Net cash used in investing activities                                                     2,225,077                  (165,356)
                                                                                        ----------------          ----------------

Cash flows from financing activities:
     Proceeds from bank indebtedness                                                           2,629,631                 1,854,879
     Proceeds from loans payable                                                                 122,693                  (124,127)
     Issuance of capital stock                                                                         -                     4,750
                                                                                        ----------------          ---------------
     Net cash provided by financing activities                                                 2,752,324                 1,735,502
                                                                                        ----------------          ----------------

Effect of foreign currency exchange rate changes                                                 156,996                   182,123
                                                                                        ----------------          ----------------
 Net increase (decrease) in cash and cash equivalents                                            459,183                    116,887
 Cash and cash equivalents
         Beginning of period                                                                     105,908                   274,133
                                                                                       -----------------          ----------------
          End of period                                                                          568,091                   391,020
                                                                                       -----------------          ----------------
 Interest paid                                                                                   471,552                   714,859
                                                                                       -----------------          ----------------
 Income taxes paid                                                                                     -                       -
                                                                                       -----------------          ----------------


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
                                             ==========        ============     ===========       ===========       ============


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidated Financial Statements Presentation

These Interim Consolidated Financial Statements have been prepared in accordance with Form 10-QA specifications and, therefore, do not include all information and footnotes normally shown in full annual Financial Statements.

These financial statements consolidate, using the purchase method, the accounts of the company and its two wholly-owned subsidiaries, Diamonair, Inc. and Aviv, Inc. All material intercompany accounts have been eliminated. The investment in Netjewels.com is accounted for based on the equity method as at December 31, 2001 and has been written-off in its entirety as at June 30, 2002, as the Company has ceased activities in September, 2002.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. The Company's future depends on its ability to maintain its bank lines of credit and vendor support. The Company has recently lost approximately 50% of its business due to a dispute with ShopNBC and, on September 23,2002, the Company was notified by its bankers that it was in default of certain of its covenants and that the bank is in the process of reviewing its options given the new developments. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


3. BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 3/4% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the company and an assignment of key man life insurance of a director payable to the bank. The facility contains covenants specifying minimum and maximum financial ratios. The agreement contains restrictions on changes in ownership and line of business, on further encumbrances of assets and on the guarantees and other contingent liabilities. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 13 and 16.


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

5. COMPREHENSIVE INCOME

The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                             June 30,               December 31,
                                                                                               2002                     2001
                                                                                                 $                       $
Net Earnings                                                                            (11,687,970)                 1,570,887
Other comprehensive income (loss):
       Foreign currency translation adjustments                                             156,996                    126,174
                                                                                        --------------             --------------
                                                                                                                     1,697,061
                                                                                                                   ==============

Accumulated other comprehensive loss, December 31, 1999                                                                613,896
Foreign currency translation adjustments for the year ended
    December 31, 2000                                                                                                 (928,387)
                                                                                                                   --------------
Accumulated other comprehensive loss, December 31, 2000                                                               (314,491)
Foreign currency translation adjustments for the year ended
   December 31, 2001                                                                                                   126,174
                                                                                                                   --------------
Accumulated other comprehensive loss, December 31, 2001                                                               (188,317)
Foreign currency translation adjustments for the three months ended
 March 31, 2002                                                                                                        (44,416)
                                                                                                                   --------------
Accumulated other comprehensive income, June 30, 2002                                    (11,530,974)                 (232,733)
                                                                                         =============             ==============

6. UNUSUAL ITEM

The 2002 amount represents write-offs associated with: accounts receivable from affiliated retail stores, investment in NetJewels.com, capital assets, goodwill, intangible asset, adjustment to the provision for the litigation associated with Haymarket LLC and the legal expenses associated with this litigation. It is management's opinion that the amount provided for the litigation will be sufficient to cover the ultimate liability. Additional write-offs may be required in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-QA.

     The Company's future success as a manufacturer and distributor of value-priced, stone-set jewelry will be influenced by several factors, foremost of which is the Company's ability to maintain its bank lines of credit and vendor support. Other factors include: technological developments in the mass production of jewelry, the Company's ability to efficiently meet the design and production requirements of its customers, and the market acceptance of its jewelry. Further factors impacting the Company's operations are the Company's ability to control costs, management's ability to evaluate the public's tastes and orders to target satisfactory profit margins, the ability to develop and manage the introduction of new designed products, and competition. Quality control is also essential to the Company's success, since customers demand compliance with design and product specifications and consistency of production.

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

     The company's financial assets that are exposed to credit risk consist primarily of accounts receivable. The company recognizes revenue and the resultant accounts receivable generally upon shipping of product. The company provides lengthy credit terms to its customers, particularly the companies owned by members of the Berkovits family. Related accounts receivable as at June 30, 2002, totaled approximately $8 million after write-offs. In addition, the Company participates in on-going programs and event opportunities wherein the Company uses its best effort estimates of sell-through of inventory provided by the Company for such opportunities. The accuracy of such estimates can only be determined upon the termination of such programs and/or events and the subsequent return of all unsold product from the customer.

     Generally, the Company does not provide products pursuant to long-term contracts. The Company has a jewelry supply contract with Zellers, Inc. of Canada that provides for the Company to be the exclusive supplier to Zellers of rings, which contract is to terminate in December 2004.

     The Company also entered into a contract with a key television retailer. The term of that contract is one of several issues in dispute with that retailer. The Company has notified that retailer that it has breached materially its obligations to the Company. The two parties failed to mediate their issues and are currently embroiled in litigation. As a result, the Company's revenues, accounts receivable and inventories have been materially adversely affected. As a result, the Company's relationship with its bankers has been adversely affected as has the valuation of accounts receivable and inventories. In addition, the Company's revenues have been significantly affected. The Company is in discussion with its bankers about what steps the Company and/or its bankers might be required to take given the above noted write-offs of assets and such discussions may result in jeopardizing the Company's ability to continue as a going concern (see Note 1(a) - Summary of Significant Accounting Policies).

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues for the three months ended June 30, 2002 were approximately $1 million, or approximately an 88.5% decrease over the three months ended June 30, 2001 revenues of approximately $9 million. Expected orders from ShopNBC have failed to materialize in the quantities expected and has resulted in litigation between the two parties (see comments above at page 13).

     Gross Profit. Gross profit for the three months ended June 30, 2002 decreased by approximately $7.7 million, or approximately 252% to a deficit of approximately $4.7 million, as compared to approximately $3.1 million for the three months ended June 30, 2001. Gross profit for the three months ended June 30, 2002 was a negative 450.78% as compared to a positive of 33.96% for the same period in the previous year. This decrease in the gross profit is primarily due to large write-downs of inventory necessitated by the rupture in the relationship with ShopNBC (See page 13).

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

     Unusual Item. The Company has decided to recognise an impairment to its assets values and has written down: accounts receivable from the affiliated retail groups ($8.0 million), its investment in the 50% owned subsidiary, NetJewels.com ($0.1 million), capital assets ($0.7 million), goodwill ($1.0 million), intangible assets ($0.4 million), loans receivable from the retail group (1.6 million). Additional write-offs may be required in the future.

     As a result of the above factors, the company experienced a net loss for the three months ended June 30, 2002 of $14,478,948 as compared to the three months ended June 30, 2001 when the company had net income of $831,918.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues for the six months ended June 30, 2002 were approximately $10 million, or approximately a 43.8% decrease from the six months ended June 30, 2001 revenues of approximately $17.9 million. Expected orders from ShopNBC have failed to materialize in the quantities expected and has resulted in litigation between the two parties (see comments above at page 13).

     Gross Profit. Gross profit for the six months ended June 30, 2002 decreased by approximately $7.6 million, or approximately 128%, to a loss of approximately $1.7 million, as compared to approximately $12.0 million gross profit for the six months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 was a negative 16.72% as compared to a positive of 33.24% for the same period in the previous year. This decrease in the gross profit is primarily due to large write-downs of inventory necessitated by the rupture in the relationship with ShopNBC (See page 13).

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

     Unusual Item. The Company has decided to recognize an impairment to its assets values and has written down: accounts receivable from the affiliated retail groups ($8.0 million), its investment in the 50% owned subsidiary, NetJewels.com ($0.1 million), capital assets ($0.7 million), goodwill ($1.0 million), intangible assets ($0.4 million), loans receivable from the retail group (1.6 million). Additional write-offs may be required in the future.

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

As a result of the above factors, the company experienced a net loss for the six months ended June 30, 2002 of $11,687,970 as compared to net income of $828,615 for the six months ended June 30, 2001.

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

     The company's lenders perform an annual review of their facility provided to the company. This review is usually finalized by mid-summer and the company is at that time provided a renewal commitment with whatever covenants and conditions are mutually agreed upon. As at September 25, 2002, the company has not yet received a renewal for the 2002-2003 period. On September 23, 2002 the Company was notified by its bankers that it was in default of some of its covenants and, given the ShopNBC situation, it was considering its options. Should the company's bankers fail to provide a renewal or were they to provide a renewal with conditions more stringent than the current facility, the company would find it difficult, if not impossible, to operate successfully. In anticipation of such a development, the company is continually exploring alternate lending and financing facilities but cannot be assured of success in that regard in the short term, should it become necessary to replace the company's bankers (See: Note 1(a) - Summary of Accounting Policies)

     At June 30, 2002, the Company had loans outstanding from its principal shareholder, Jack Berkovits, of approximately $1.86 million, which bear interest at 12 % per annum.

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

     The net cash used in operating activities decreased by approximately $4.7 million for the six months ended June 30, 2002 over June 30, 2001. This was due mainly to a decrease in accounts receivable mostly due to the write-off of some accounts receivable from the affiliated retail group of $9.4 million and a decrease in income taxes payable of $ 5.5 million. Accounts payable increased by approximately $1.2 million. The Company decided to write-off capital assets, goodwill and intangibles of $1.9 million.

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

     The Company and one of its key clients, ShopNBC, have failed to mediate their contractual dispute. The Company intends to litigate to enforce its rights under a contract between the parties. Failure to resolve these differences have had a significant and adverse affect on the Company (see Note 1(a) - Summary of Significant Accounting Policies).

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

EXHIBIT 99 CERTIFICATION PURSUANT TO SARBANES-OXLEY

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            D.G. JEWELRY INC.



Dated: September 26, 2002                       By: /s/ Anca Periet
                                               ---------------------
                                                ANCA PERIET
                                                Principal Accounting Officer

EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.G. Jewerly Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Samuel Jacob Berkovits, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

                                                   ----------------------------
                                                   September 26, 2002

EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.G. Jewerly Inc.(the "Company") on Form 10-Q/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anca Perier, Vice President-Finance and Operations, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (i)  The Report fully complies with the requirements of section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, and

     (ii) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.

                           /s/ Anca Perier
                           ------------------------------------------
                           Anca Perier,
                           Vice President-Finance and Operations, and
                           Chief Financial Officer
                           ------------------------------------------
                           Septermber 26, 2002